Form 10-Q
ARRIS PHARMACEUTICAL CORP/DE/
filed 1996-05-20
CIK 913056

                                  UNITED STATES
                       SECURITIES AND EXCHANGE  COMMISSION
                            WASHINGTON, D.C.   20549
                     ---------------------------------------

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[   ]     TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                 to                .
                               ---------------    ---------------



                         Commission File Number: 0-22788

                        ARRIS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                            22-2969941
--------                                                            ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or  organization)

                           385 OYSTER POINT BOULEVARD
                      SOUTH SAN FRANCISCO, CALIFORNIA 94080
                    (Address of principal executive offices)

                                 (415) 829-1000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 13,992,805 as of April 30, 1996.

                        ARRIS PHARMACEUTICAL CORPORATION

                                      INDEX


                                                                           PAGE
PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements *

         Consolidated Balance Sheets - March 31, 1996 and
               December 31, 1995............................................. 3

         Consolidated Statements of Operations - Three months
               ended March 31, 1996 and 1995................................. 4

         Consolidated Statements of Cash Flows - Three months ended
               March 31, 1996 and 1995....................................... 5

         Notes to Consolidated Financial Statements - March 31, 1996......... 6

ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 9


PART II:  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K...................................13


SIGNATURES...................................................................14


* The financial information should be read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1995, filed on March 14, 1996.

                        ARRIS PHARMACEUTICAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                       March 31,   December 31,
                                                          1996         1995
                                                       ---------   ------------
                                                             (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                            $ 48,127     $ 21,706
  Short-term marketable investments                      18,256        9,399
  Prepaid expenses and other current assets               1,466          798
                                                       ---------    ---------
       Total current assets                              67,849       31,903

Property and equipment, net                               8,084        7,423
Other assets                                                908          967
                                                       ---------    ---------
    TOTAL ASSETS                                       $ 76,841     $ 40,293
                                                       ---------    ---------
                                                       ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  1,355     $    872
  Accrued compensation                                    1,195        1,718
  Other accrued liabilities                               1,356        2,651
  Current portion of deferred revenue                    10,251        8,585
  Current portion of capital lease and
    debt obligations                                      2,357        2,699
                                                       ---------    ---------
       Total current liabilities                         16,514       16,525

Deferred revenue, net of current portion                  5,934        5,472
Capital lease and debt obligations, net of
    current portion                                       4,051        3,263
Convertible acquisition liability                         6,185        6,185
Minority interest payable                                 1,570        1,570

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares
    authorized, none issued or outstanding                   --           --
  Common stock, $.001 par value; 30,000,000 shares
    authorized, 13,333,126 shares and 10,169,076
    shares issued and outstanding at March 31, 1996
    and December 31, 1995, respectively                 101,226       64,389
  Note receivable from officer                             (200)        (200)
  Deferred compensation                                      --          (35)
  Accumulated deficit                                   (58,439)     (56,876)
                                                       ---------    ---------
       Total stockholders' equity                        42,587        7,278
                                                       ---------    ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 76,841     $ 40,293
                                                       ---------    ---------
                                                       ---------    ---------

          See accompanying notes to consolidated financial statements.

                        ARRIS PHARMACEUTICAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                               Three Months Ended
                                                     March 31,
                                          ----------------------------
                                            1996                1995
                                        ----------         -----------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Contract revenues                       $   5,044          $    3,873

Operating expenses:
  Research and development                  5,644               3,568
  General and administrative                1,205               1,089
                                        ----------          ----------
    Total operating expenses                6,849               4,657
                                        ----------          ----------
Operating loss                             (1,805)               (784)

Interest income                               357                 319
Interest expense                             (115)                (70)
                                        ----------          ----------
Net loss                                $  (1,563)           $   (535)
                                        ----------          ----------
                                        ----------          ----------

Net loss per share                      $   (0.15)           $  (0.06)
                                        ----------          ----------
                                        ----------          ----------

Shares used in computing net loss
  per share                                10,404               8,672
                                        ----------          ----------
                                        ----------          ----------

          See accompanying notes to consolidated financial statements.

ARRIS PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Three months ended
                                                        March 31,
                                                 -----------------------
                                                    1996         1995
                                                 -----------------------
                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $   (1,563)   $   (535)
Adjustments to reconcile net loss
  to net cash and cash equivalents
  provided by (used in) operating
  activities:
    Depreciation and amortization                     1,017         507
    Loss on fixed assets                                 --          50
    Changes in assets and liabilities:
       Prepaid expenses and other current
         assets                                        (728)       (146)
       Other assets                                      59          (7)
       Accounts payable, accrued liabilities
         and deferred revenue                           977      (1,759)
                                                 -----------   ---------
Net cash and cash equivalents used in
  operating activities                                 (238)     (1,890)
                                                 -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
  Purchases                                              --      (8,808)
  Maturities                                             --          --
Purchase of held-to-maturity security                (8,857)         --
Expenditures for property and equipment              (1,583)       (531)
Proceeds from lease financing of equipment            1,664          --
                                                 -----------   ---------
Net cash and cash equivalents used in
  investing activities                               (8,776)     (9,339)
                                                 -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock           36,653         147
Principal payments on note payable and
  capital leases                                     (1,218)       (771)
                                                ------------   ---------
Net cash and cash equivalents provided
  by (used in) financing activities                  35,435        (624)
                                                 -----------   ---------
Net increase (decrease) in cash and
  cash equivalents                                   26,421     (11,853)
Cash and cash equivalents, beginning
  of period                                          21,706      17,165
                                                 -----------   ---------
Cash and cash equivalents, end of period         $   48,127    $  5,312
                                                 -----------   ---------
                                                 -----------   ---------

          See accompanying notes to consolidated financial statements.

                        ARRIS PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,1996
                                   (unaudited)


ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

Arris Pharmaceutical Corporation, a Delaware corporation ("Arris" or the "Company") uses an integrated drug discovery approach combining structure-based drug design, combinatorial chemistry and its proprietary Delta Technology to discover and develop diverse small molecule therapeutics for commercially important disease categories where existing therapies have significant limitations. Arris' product development programs include: (1) protease-based discovery programs targeting the inhibition of enzymes implicated in inflammatory and other diseases, and (2) receptor-based discovery programs including those designed to discover small molecule drugs that mimic important therapeutic proteins that are already successful products.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Arris Protease, Inc., and its 50%-owned subsidiary, Arris Pharmaceuticals Canada, Inc., which has been consolidated based on the Company's ability to demonstrate effective control over this entity. All significant intercompany accounts and transactions have been eliminated.


BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                        ARRIS PHARMACEUTICAL CORPORATION

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Short-term and long-term investments consist of U.S. treasury and agency securities, municipal obligations and high-grade corporate obligations. Amortization of premiums and accretion of discounts to maturity are included in interest income.

SECURITIES HELD-TO-MATURITY:   Management determines the appropriate
classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

The following is a summary of held-to-maturity debt securities at March 31, 1996 and December 31, 1995:


                                                  HELD-TO-MATURITY SECURITIES
                                     -------------------------------------------------------

                                                       GROSS          GROSS        ESTIMATED
                                                    UNREALIZED     UNREALIZED        FAIR
                                        COST           GAINS         LOSSES          VALUE
                                     ----------     ----------     ----------     ----------
                                                        (IN THOUSANDS)

Balances at March 31, 1996
    U.S. treasury securities          $  5,015        $     --      $    (25)      $  4,990
    U.S. agency securities               1,948              --           (11)         1,937
    U.S. corporate securities           11,293              --           (11)        11,282
                                     --------------------------------------------------------
                                      $ 18,256        $     --      $    (47)      $ 18,209
                                     ----------      ----------    ----------     ----------
                                     ----------      ----------    ----------     ----------

Balances at December 31, 1995
    U.S. treasury securities          $  5,015        $     --      $   (101)      $  4,914
    U.S. agency securities               7,392              --           (23)         7,369
    U.S. corporate securities           11,487              --           (14)        11,473
                                     -------------------------------------------------------
                                      $ 23,894        $     --      $   (138)      $ 23,756
                                     ----------      ----------    ----------     ----------
                                     ----------      ----------    ----------     ----------

At March 31, 1996, all held-to-maturity securities were included in short-term marketable investments. At December 31, 1995, $14,495,000 was included in cash and cash equivalents and $9,399,000 was included in short-term marketable investments. As of March 31, 1996, the average remaining portfolio duration of held-to-maturity securities was approximately two and one-half months and the contractual maturity did not exceed five months.

SECURITIES AVAILABLE-FOR-SALE: Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair market value, with the unrealized gains and losses included in
accumulated deficit.   The company had no securities classified as available-
for-sale at March 31, 1996 or December 31, 1995.

                        ARRIS PHARMACEUTICAL CORPORATION

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company accounts for its stock option plan in accordance with the provisions of the Accounting Principals Board Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees". In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation". SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its stock plans in accordance with the provisions of APB 25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED BELOW.

OVERVIEW

Since its inception in April 1989, the Company has devoted substantially all of its resources to its research and development programs. To date, the Company's only source of revenue has been its corporate collaborations with Pharmacia & Upjohn, Inc. and its predecessors ("PNU"), Amgen, Inc. ("Amgen"), and Bayer AG ("Bayer"). Such collaborations, except for the initial collaboration with PNU, provided for the payment to the Company of initial up-front commitment fees, research funding and support fees upon the achievement of milestones and royalties upon the sale of any resulting products. Up-front fees are recorded as deferred revenue until earned. The initial collaboration with PNU was of a similar structure except that PNU made an equity investment in the company of $5.4 million and did not pay a commitment fee.

In January 1996, PNU exercised an option to extend the human growth hormone ("hGH") collaboration between it and the Company through April 1997. In February 1996, Amgen and the Company restructured the erythropoietin ("EPO") agreement between the two companies to extend through mid-February 1997, unless further extended by Amgen.

In March 1996, the Company announced a new collaboration agreement with PNU to significantly expand Arris' combinatorial chemistry and high throughput screening capabilities. The Company is to share the technologies used for synthesis and screening with PNU and to use combinatorial chemistry to create a probe library consisting of 250,000 small molecule synthetic organic compounds for the Company's and PNU's exclusive use. The Company received a commitment fee at the initiation of the agreement and will receive additional commitment fees at the first and second anniversary dates of the agreement. In addition, the Company will be paid a fee for the compounds delivered.

The Company has not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. As of March 31, 1996, the Company's accumulated deficit was approximately $58.4 million.

RESULTS OF OPERATIONS

The Company's contract revenues increased to $5.0 million for the three months ended March 31, 1996 from $3.9 million in the comparable period of 1995. The increase for 1996 was primarily due to (i) commencement of a collaboration with PNU in April 1995 for the

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


development of combinatorial organic library synthesis and high throughput screening, (ii) commencement of a collaboration with PNU in August 1995 for the discovery and development of oral therapeutics inhibitors of the serine proteases involved in the blood clotting cascade, and (iii) commencement of the combinatorial chemistry and high throughput screening collaboration commenced in March 1996 and described above.

Research and development expenses increased to $5.6 million for the three months ended March 31, 1996 from $3.6 million in the comparable period in 1995, primarily due to the expansion of the Company's research efforts in new and existing programs and the expenses of programs and facilities added as part of the December 22, 1995 acquisition of Khepri Pharmaceuticals, Inc. ("Khepri"). The Company expects its research and development costs to increase during the remainder of 1996 and into 1997 due to expansion of its research programs and the conduct of additional preclinical studies and clinical trials.

The Company's general and administrative expenses increased to $1.2 million for the three months ended March 31, 1996 from $1.1 million in the comparable period in 1995, primarily due to the acquisition of Khepri, and the addition of general and administrative personnel in support of the Company's expanded research and development efforts. The Company expects its general and administrative costs to increase for the remainder of 1996 and into 1997.

Interest income increased to $357,000 in the three months ended March 31, 1996 from $319,000 in the comparable period in 1995, largely due to the higher average cash balances resulting from receipt of commitment fees under new collaborations and net proceeds of approximately $36 million from the follow-on offering of 3,000,000 shares of the Company's common stock, which closed on March 27, 1996. Interest expense increased to $115,000 from $70,000 in the comparable period of 1995 as a result of higher average debt balances incurred to finance the expansion of the Company's facilities and acquisition of lab equipment.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through private and public offerings of its capital stock and through corporate collaborations. As of March 31, 1996, the Company had realized approximately $84.4 million in net proceeds from offerings of its capital stock (excluding the
$16.8 million of common stock issued in the acquisition of Khepri in 1995).   In
addition, the Company has realized $48.8 million from its corporate collaborations (excluding the $5.4 million equity investment in the Company made by PNU). On April 24, 1996 the underwriters in the Company's March 1996 public offering exercised the over-allotment option for an additional 450,000 shares, providing net equity proceeds of an additional $5.5 million to the Company.

The Company's principal sources of liquidity are its cash and investments, which totaled $66.4 million as of March 31, 1996, which does not include the $5.5 million received from the exercise of the over-allotment option. The Company currently has approximately $3.3 million available

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


under various capital lease and debt lines. Cash used by operating activities during the three month period ended March 31, 1996 was $238,000. This includes the receipt of research and development funding support and an up-front commitment fee from PNU in relation to the combinatorial chemistry collaboration agreement which commenced in March 1996. It also includes the Company's operating expenditures for the period and payment of certain accrued expenses related to the Khepri acquisition. Cash used in operating activities is expected to fluctuate from quarter to quarter depending, in part, upon the timing of cash received from new or expanded collaboration agreements. There can be no assurances that such payments will be received on a quarterly basis or at all. The Company also spent approximately $1.6 million for the purchase of property, plant and equipment. Additional equipment will be needed as the Company increases its research and development activities. The Company received net financing of $446,000, including proceeds under leasing agreements, net of principal repayments under the new and existing lease agreements.

At this time, the Company's contract revenues and collaboration funding is attributable to collaborations with PNU, Amgen and Bayer. PNU recently exercised an option to extend the hGH collaboration for one year through April 1997. Amgen and Arris recently restructured their collaboration to extend through mid-February 1997, unless further extended by Amgen. All of the Company's other collaborations extend beyond the next 12 months. If the Company is unable to renew any of these collaborations, such event may have a material adverse effect on the Company's business and financial condition.

The cash received by the Company under collaborations for the three months ended March 31, 1996 was approximately $7.2 million, which includes an up-front payment from Pharmacia & Upjohn for the new combinatorial chemistry agreement signed February 29, 1996. The aggregate collaboration funding to be received by the Company in 1996 is expected to be approximately $16 million, excluding payments which may be received upon the acheivement of certain milestones.
There can be no assurance that the research proceeds or any milestone payments will be realized on a timely basis or at all.

The Company expects that its existing capital resources, including research and development revenues from existing collaborations, will enable the Company to maintain current and planned operations through at least the next 48 months.
The Company may need to raise substantial additional capital to fund its operations before the end of such period. The Company expects that it will seek such additional funding through new collaborations, through the extension of existing collaborations or through public or private equity or debt financing.

There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of or to eliminate one or more of its research or development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself.

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


CERTAIN BUSINESS RISKS

The Company is at an early stage of development. The Company's technologies are, in many cases, new and still under development. All of the Company's proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. There can be no assurance that the Company's research and development efforts will be successful, that any of its proposed products will prove to be safe and efficacious in the clinical trials or that any commercially successful products will ultimately be developed by the Company. In addition, many of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators. Moreover, the Company is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the proposed products covered by the collaborations. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses over at least the next several years. The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct these costly and time consuming activities. All of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. The proposed products under development by the Company have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. The Company has no sales, marketing or distribution capability. If any of its products subject to collaborative agreements are successfully developed, the Company must rely on its collaborators to market such products.

If the Company develops any products which are not subject to collaborative agreements, it must either rely on other large pharmaceutical companies to market such products or must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market such products directly. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and products. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding health care reform.

                        ARRIS PHARMACEUTICAL CORPORATION

PART II:  OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               10.33 Amendment to Agreement dated March 29, 1993 between the Registrant and Kabi Pharmacia AB, dated
                         January 31, 1996. (1)

               10.34 First Amendment to Research and License Agreement dated May 28, 1993 between Registrant and Amgen, Inc., dated February 2, 1996. (1)

               10.35 Research Agreement between the Registrant and Pharmacia & Upjohn, Inc., a Delaware corporation,dated February 29, 1996. (1)

               10.36 Form of Sixth Amendment to Lease dated October 15, 1992 between the Registrant and Shelton Properties, Inc. dated March 27, 1996.

               10.37 Financing Agreement between Hambrecht and Quist Guaranty Finance, LLC, dated March 29, 1996, including Security Agreement and Warrant Purchase Agreement of even date.

               10.38     Amendment to Lease Schedule under Master Property
                         Lease Agreement dated March 29, 1994 between Hambrecht and Quist Guaranty Finance, L.P., dated March 29, 1996.

          (b)  Reports on Form 8-K

               A Current Report on Form 8-K was filed on January 5, 1996, as amended on February 5, 1996, in conjunction with the Company's acquisition of Khepri Pharmaceuticals, Inc., which was completed on December 22, 1995.






-------------------------
(1) Confidential treatment has been requested for portions to this document. Brackets indicate portions of text that have been omitted. A separate filing of such omitted text has been made with the Commission as part of the Company's application for confidential treatment.

                        ARRIS PHARMACEUTICAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARRIS PHARMACEUTICAL CORPORATION



Date:  May 13, 1996                By:    /s/ John P. Walker
                                        ---------------------------------------
                                        John P. Walker
                                        President,  Chief Executive Officer
                                        and Director



Date:  May 13, 1996                By:   /s/ Daniel H. Petree
                                        ---------------------------------------
                                        Daniel H. Petree
                                        Vice President, Corporate Development
                                        and Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)