Form 10-Q/A
period 1996-03-31
ARRIS PHARMACEUTICAL CORP/DE/
filed 1996-07-03
CIK 913056

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

    For the transition period from ________ to ________

                         Commission File Number 0-22788

                        ARRIS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                    22-2969941
- --------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                           385 OYSTER POINT BOULEVARD
                     SOUTH SAN FRANCISCO, CALIFORNIA 94080
          (Address of principal executive offices including zip code)


                                 (415) 829-1000
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes    [  ] No.

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 13,992,805 as of April 30, 1996.

                        ARRIS PHARMACEUTICAL CORPORATION

                                     INDEX

                                                                    PAGE NUMBER
                                                                    -----------
PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                               3

SIGNATURES                                                               4

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Item      Description
              ----      -----------

              10.33* Amendment to Agreement dated March 29, 1993 between the Registrant and Kabi Pharmacia AB, dated January 31, 1996. (1)

              10.34* First Amendment to Research and License Agreement dated May 28, 1993 between Registrant and Amgen, Inc., dated February 2, 1996. (1)

              10.35* Research Agreement between the Registrant and Pharmacia & Upjohn, Inc., a Delaware corporation, dated February 29, 1996. (1)

              10.36* Form of Sixth Amendment to Lease dated October 15, 1992 between the Registrant and Shelton Properties, Inc. dated March 27, 1996.

              10.37* Financing Agreement between Hambrecht and Quist Guaranty Finance, LLC, dated March 29, 1996, including Security Agreement and Warrant Purchase Agreement of even date.

              10.38* Amendment to Lease Schedule under Master Property Lease Agreement dated March 29, 1994 between Hambrecht and Quist Guaranty Finance, L.P., dated March 29, 1996.

              27        Financial Data Schedule


* Previously filed

(1) Confidential treatment has been requested for portions to this document. Brackets indicate portions of text that have been omitted. A separate filing of such omitted text has been made with the Commission as part of the Company's application for confidential treatment.

         (b)  Reports on Form 8-K

              A Current Report on Form 8-K was filed on January 5, 1996, as amended on February 5, 1996 to include financial statements and pro forma financial information, in conjunction with the Company's acquisition of Khepri Pharmaceuticals, Inc., which was completed on December 22, 1995.

                        ARRIS PHARMACEUTICAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                  ARRIS PHARMACEUTICAL CORPORATION



Date:  July 2, 1996                    By: /s/ John P. Walker
                                      --------------------------------------
                                      John P. Walker
                                      President, Chief Executive Officer
                                      and Director

Date:  July 2, 1996                    By: /s/ Daniel H. Petree
                                      --------------------------------------
                                      Daniel H. Petree
                                      Vice President, Corporate Development
                                      Chief Financial Officer

                       ARRIS PHARMACEUTICAL CORPORATION

                               INDEX OF EXHIBITS





              10.33* Amendment to Agreement dated March 29, 1993 between the Registrant and Kabi Pharmacia AB, dated January 31, 1996. (1)

              10.34* First Amendment to Research and License Agreement dated May 28, 1993 between Registrant and Amgen, Inc., dated February 2, 1996. (1)

              10.35* Research Agreement between the Registrant and Pharmacia & Upjohn, Inc., a Delaware corporation, dated February 29, 1996. (1)

              10.36* Form of Sixth Amendment to Lease dated October 15, 1992 between the Registrant and Shelton Properties, Inc. dated March 27, 1996.

              10.37* Financing Agreement between Hambrecht and Quist Guaranty Finance, LLC, dated March 29, 1996, including Security Agreement and Warrant Purchase Agreement of even date.

              10.38* Amendment to Lease Schedule under Master Property Lease Agreement dated March 29, 1994 between Hambrecht and Quist Guaranty Finance, L.P., dated March 29, 1996.

              27        Financial Data Schedule


* Previously filed

(1) Confidential treatment has been requested for portions to this document. Brackets indicate portions of text that have been omitted. A separate filing of such omitted text has been made with the Commission as part of the Company's application for confidential treatment.