Form 10-Q
period 1996-06-30
ARRIS PHARMACEUTICAL CORP/DE/
filed 1996-08-13
CIK 913056

                                UNITED STATES
                     SECURITIES AND EXCHANGE  COMMISSION
                          WASHINGTON, D.C.   20549

                     -----------------------------------

                                  FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                    OR

[    ]   TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from----------------------to-----------------------.

                       Commission File Number: 0-22788

                       ARRIS PHARMACEUTICAL CORPORATION
            (Exact name of registrant as specified in its charter)

DELAWARE                                                              22-2969941
- --------                                                              ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or  organization)

                         385 OYSTER POINT BOULEVARD
                    SOUTH SAN FRANCISCO, CALIFORNIA 94080
                   (Address of principal executive offices)

                               (415) 829-1000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 14,052,905 as of July 31, 1996.

                       ARRIS PHARMACEUTICAL CORPORATION

                                    INDEX


                                                                           PAGE
                                                                           ----
PART I:  FINANCIAL INFORMATION
- ------------------------------
ITEM 1.  Financial Statements (unaudited) *

         Consolidated Balance Sheets - June 30, 1996 and December 31, 1995... 3

         Consolidated   Statements of Operations - Three and six months
                        ended June 30, 1996 and 1995 ........................ 4

         Consolidated Statements of Cash Flows - Six months ended
                        June 30, 1996 and 1995 .............................. 5

         Notes to Consolidated Financial Statements - June 30, 1996 ......... 6

ITEM 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ................. 9

PART II:  OTHER INFORMATION..................................................14
- ---------------------------

ITEM 1.  Legal Proceedings
ITEM 2.  Changes in Securities
ITEM 3.  Defaults Upon Senior Securities
ITEM 4.  Submission of Matters to a Vote of Security Holders
ITEM 5.  Other Information
ITEM 6.  Exhibits and Reports on Form 8-K

SIGNATURES...................................................................16


* The financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1995, filed on March 14, 1996.

                       ARRIS PHARMACEUTICAL CORPORATION

PART 1:   FINANCIAL INFORMATION
- -------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                                           JUNE 30, DECEMBER 31,
                                                             1996      1995
                                                           -------- ------------
ASSETS                                                         (IN THOUSANDS)
Current assets:
 Cash and cash equivalents                                   $ 10,421  $ 21,706
 Short-term marketable investments                             39,414     9,399
 Prepaid expenses and other current assets                      2,414       798
                                                             --------  --------
    Total current assets                                       52,249    31,903

Marketable investments                                         18,808       --
Property and equipment, net                                     8,004     7,423
Other assets                                                      869       967
                                                             --------  --------
    TOTAL ASSETS                                             $ 79,930  $ 40,293
                                                             --------  --------
                                                             --------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                             $   838  $    872
 Accrued compensation                                           1,834     1,718
 Other accrued liabilities                                      1,473     2,651
 Current portion of deferred revenue                            9,706     8,585
 Current portion of capital lease and debt obligations          2,618     2,699
                                                             --------  --------
    Total current liabilities                                  16,469    16,525

Deferred revenue, net of current portion                        4,250     5,472
Capital lease and debt obligations, net of current portion      4,342     3,263
Convertible acquisition liability                               6,185     6,185
Minority interest payable                                       1,570     1,570

Stockholders' equity:
 Preferred stock, $.001 par value; 10,000,000 shares authorized,
    none issued or outstanding                                    --        --
Common stock, $.001 par value; 30,000,000 shares authorized,
 14,000,899 shares and 10,169,076 shares issued and outstanding
 at June 30, 1996 and December 31, 1995, respectively         107,216    64,389
Note receivable from officer                                     (200)     (200)
Deferred compensation                                             --        (35)
Accumulated deficit                                           (59,902)  (56,876)
                                                             --------  --------
    Total stockholders' equity                                 47,114     7,278
                                                             --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 79,930  $ 40,293
                                                             --------  --------
                                                             --------  --------

          See accompanying notes to consolidated financial statements.

                       ARRIS PHARMACEUTICAL CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                           -------------------------------------
                                              1996    1995     1996     1995
                                             ------  ------   ------   ------
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                                    $ 5,990  $3,948  $11,034  $ 7,821

Operating expenses:
 Research and development                     6,867   3,627   12,511    7,195
 General and administrative                   1,385   1,050    2,590    2,139
                                            -------  ------  -------  -------
    Total operating expenses                  8,252   4,677   15,101    9,334
                                            -------  ------  -------  -------
Operating loss                               (2,262)   (729)  (4,067)  (1,513)
Interest income                                 962     323    1,319      642
Interest expense                               (163)    (55)    (278)    (125)
                                            -------  ------  -------  -------
Net loss                                    $(1,463) $ (461) $(3,026)  $ (996)
                                            -------  ------  -------  -------
                                            -------  ------  -------  -------
Net loss per share                          $ (0.11) $(0.05) $ (0.25)  $(0.11)
                                            -------  ------  -------  -------
                                            -------  ------  -------  -------
Shares used in computing net loss per share  13,870   8,691   12,137    8,681
                                            -------  ------  -------  -------
                                            -------  ------  -------  -------

          See accompanying notes to consolidated financial statements.

                       ARRIS PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            -----------------
                                                              1996      1995
                                                            --------   ------
                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $ (3,026)  $  (996)
Adjustments to reconcile net loss to net cash and
  cash equivalents used in operating activities:
   Depreciation and amortization                               2,021     1,183
   Stock grants issuable to employees                            --         37
   Loss on fixed assets                                          182        50
   Changes in assets and liabilities:
     Prepaid expenses and other current assets                (1,616)       17
     Other assets                                                 98       (12)
     Accounts payable, accrued liabilities and
       deferred revenue                                       (1,197)   (4,138)
                                                            --------   -------
Net cash and cash equivalents used in operating activities    (3,538)   (3,859)
                                                            --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
  Purchases                                                   (9,973)   (8,808)
  Maturities                                                     --      7,155
Purchase of held-to-maturity security
  Purchases                                                  (67,071)   (3,506)
  Maturities                                                  28,221       --
Expenditures for property and equipment                       (2,749)   (1,733)
                                                            --------   -------
Net cash and cash equivalents used in investing activities   (51,572)   (6,892)
                                                            --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                    42,827       175
Proceeds from note payable and lease financing                 2,886     1,569
Principal payments on note payable and capital leases         (1,888)     (981)
                                                            --------   -------
Net cash and cash equivalents provided by
  (used in) financing activities                              43,825       763
                                                            --------   -------
Net decrease in cash and cash equivalents                    (11,285)   (9,988)
Cash and cash equivalents, beginning of period                21,706    17,165
                                                            --------   -------
Cash and cash equivalents, end of period                    $ 10,421   $ 7,177
                                                            --------   -------
                                                            --------   -------


See accompanying notes to consolidated financial statements.

                        ARRIS PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30,1996
                                    (unaudited)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

Arris Pharmaceutical Corporation, a Delaware corporation ("Arris" or the "Company") uses an integrated drug discovery approach combining structure-based drug design, combinatorial chemistry and its proprietary Delta Technology to discover and develop a number of diverse synthetic small molecule therapeutics for commercially important disease categories where existing therapies have significant limitations. Arris' product development programs include: (1) protease-based discovery programs targeting the inhibition of enzymes implicated in inflammatory and other diseases, and (2) receptor-based discovery programs including those designed to discover small molecule drugs that mimic important therapeutic proteins that are already successful products.

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Arris Protease, Inc., and its 50%-owned subsidiary, Arris Pharmaceuticals Canada, Inc. ("Arris Canada") which have been consolidated based on the Company's ability to demonstrate effective control over these entities. All significant intercompany accounts and transactions have been eliminated (See Subsequent Event).

BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                        ARRIS PHARMACEUTICAL CORPORATION

2.  CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Marketable securities consist of U.S. treasury and agency securities, municipal obligations and high-grade corporate obligations. Amortization of premiums and accretion of discounts to maturity are included in interest income.

SECURITIES HELD-TO-MATURITY:   Management determines the appropriate
classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

The following is a summary of held-to-maturity debt securities at June 30, 1996 and December 31, 1995:

                                        HELD-TO-MATURITY SECURITIES
                             -------------------------------------------------
                                           GROSS         GROSS       ESTIMATED
                                         UNREALIZED    UNREALIZED      FAIR
                              COST         GAINS         LOSSES        VALUE
                             -------     ----------    ----------    ---------
                                               (IN THOUSANDS)
Balances at June 30, 1996
   U.S. treasury securities  $19,187     $     --        $  (9)       $19,178
   U.S. agency securities      8,414           --          (12)         8,402
   U.S. corporate securities  20,647           --          (16)        20,631
                             -------     ----------      ------       -------
                             $48,248     $     --        $ (37)       $48,211
                             -------     ----------      ------       -------
                             -------     ----------      ------       -------

Balances at December 31, 1995
   U.S. treasury securities  $ 5,015     $     --        $(101)       $ 4,914
   U.S. agency securities      7,392           --          (23)         7,369
   U.S. corporate securities  11,487           --          (14)        11,473
                             -------     ----------      ------       -------
                             $23,894     $     --        $(138)       $23,756
                             -------     ----------      ------       -------
                             -------     ----------      ------       -------

At June 30, 1996, $39,414,000 were in short-term marketable investments and $8,834,000 were considered non-current marketable investments. At December 31, 1995, $14,495,000 were included in cash equivalents, of the total amount of cash and cash equivalents of $21,706,000 and $9,399,000 were in short-term marketable investments. As of June 30, 1996, the average remaining portfolio duration of held-to-maturity securities was approximately nine months.

SECURITIES AVAILABLE-FOR-SALE:  Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair market value, with the unrealized gains and
losses included in accumulated deficit.   The Company had $9,974,000 in

                        ARRIS PHARMACEUTICAL CORPORATION

U.S. treasury notes at June 30, 1996, and the fair value of these securities approximates cost. These securities are included in non-current marketable investments at June 30, 1996. The Company had no securities classified as available-for-sale at December 31, 1995.

3.  SUBSEQUENT EVENT

On July 9, 1996 the Minority Interest Investors in Arris Canada exercised their right to exchange their interest in Arris Canada for 161,418 shares of the Company's common stock. Upon conversion of their shares, Arris Canada will become a wholly owned subsidiary of the Company. The fair value of the shares issued to the minority interest investors exceeds the book value of the minority interest in Arris Canada by $230,000. This amount will be expensed in the third quarter of 1996.

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED IN THE COMPANY'S PROPECTUS DATED MARCH 22, 1996.

OVERVIEW

Since its inception in April 1989, the Company has devoted substantially all of its resources to its research and development programs. To date, the Company's only source of revenue has been its corporate collaborations with Pharmacia & Upjohn, Inc. and its predecessors ("PNU"), Amgen, Inc. ("Amgen"), Bayer AG ("Bayer") and a new collaboration with SmithKline Beecham ("SB"). Its collaborations have taken a variety of forms including in each case certain of the following elements: payments to the Company of an up-front fee, purchase of the Company's common stock (PNU human growth hormone collaboration only), research funding payments, milestone payments, if and when received and royalties upon the sale of any resulting products. Where appropriate, the up-front fees have been recorded as deferred revenue until earned.

In June 1996, the Company announced a new collaboration agreement with SB to explore the application of the Company's proprietary Delta technology to intracellular antiviral protease targets. The agreement provides for a license fee and an intial proof-of-concept phase. Assuming success in the proof-of-concept phase, the agreement then provides for a research and development collaboration, with potential milestone payments and royalties upon the sale of any resulting products.

The Company has not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. As of June 30, 1996, the Company's accumulated deficit was approximately $59.9 million.

RESULTS OF OPERATIONS

The Company's revenues increased to $6.0 million and $11.0 million for the three- and six-month periods ended June 30, 1996, respectively, as compared to $3.9 million and $7.8 million, respectively for periods in 1995. These increases for 1996 were primarily due to: (i) the full effect in the 1996 periods of the high throughput screening collaboration with PNU initiated in April 1995, (ii) commencement in August 1995 of the collaboration with PNU for the discovery and development of oral antithrombotics, (iii) commencement in March 1996 of the combinatorial chemistry collaboration with PNU and (iv) the commencement in June of 1996 of the collaboration with SB, described above, to apply Delta technology to certain viral proteases.

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Revenues in the second half of 1996, are expected to be approximately the same as that of the first half of 1996.

Research and development expenses increased to $6.9 million and $12.5 million for the three- and six-month period ended June 30, 1996 respectively, from $3.6 and $7.2 million in the comparable periods in 1995. This increase was primarily due to (i) the expansion of the Company's research efforts in new and existing programs and the expenses of programs and facilities added as part of the December 22, 1995 acquisition of Khepri Pharmaceuticals, Inc. ("Khepri"), (ii) ramp up costs associated with the additional collaborations commencing in the first half of 1996, and (iii) certain severance costs. The Company expects its research and development costs to increase during the remainder of 1996 and into 1997 due to expansion of its research programs and the conduct of additional preclinical studies and clinical trials.

The Company's general and administrative expenses increased to $1.4 million and $2.6 million for the three-and six-month periods ended June 30, 1996 from $1.1 and $2.1 million in the comparable periods in 1995. General and administrative expenses as a percentage of total expenses has decreased in the six months period to 17% in 1996 from 23% in 1995. The increase in expense was primarily due to the acquisition of Khepri, and the addition of general and administrative personnel in support of the Company's expanded research and development efforts. The Company expects its general and administrative costs to increase for the remainder of 1996 and into 1997.

Interest income increased to $962,000 and $1.3 million, respectively, for the three- and six-months ended June 30, 1996 from $323,000 and $642,000 in the comparable periods in 1995. The increase was largely due to the higher average cash balances resulting from receipt of net proceeds of approximately $36 million from the follow-on offering of 3,000,000 shares of the Company's common stock which closed on March 27, 1996, approximately $5.5 million from the exercise on April 24, 1996 by the underwriters of the over allotment option in the offering of 450,000 shares and to the receipt of commitment fees collected under new collaborations. Interest expense increased to $163,000 and $278,000, respectively for the three- and six-months ended June 30, 1996 from $55,000 and $125,000 in the comparable period of 1995 as a result of higher average debt balances incurred to finance the expansion of the Company's facilities and acquisition of lab equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through private and public offerings of its capital stock and through corporate collaborations. As of June 30, 1996, the Company had realized approximately $89.4 million in net proceeds from offerings of its capital stock.

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


In addition, the Company has realized $52.6 million from its corporate collaborations. (excluding the $5.4 million equity investment in the Company made by PNU).

The Company's principal sources of liquidity are its cash and investments, which totaled $68.6 million as of June 30, 1996. The Company currently has approximately $2.1 million available under various capital lease and debt lines. Net cash used by operating activities during the six month period ended June 30, 1996 was $3.5 million. This included receipt of an up-front commitment fee from PNU in connection with the combinatorial chemistry collaboration agreement which was initiated in March 1996. Cash used in operating activities is expected to fluctuate from quarter to quarter depending, in part, upon the timing of cash received from new or expanded collaboration agreements. There can be no assurances that such payments will be received on a quarterly basis or at all. The Company also spent approximately $2.7 million for the purchase of property, plant and equipment.
 Additional equipment will be needed as the Company increases its research and development activities. The Company received net financing of $998,000, net of principal repayments under new and existing line of credit and lease agreements.

The Company's contract revenues presently are attributable to collaborations with PNU, Amgen, Bayer and SB. PNU recently exercised an option to extend the human growth hormone collaboration for one year through April 1997. Amgen and Arris recently restructured their erythropoetin collaboration to extend through mid-February 1997. The proof of concept phase of the SB collaboration ends in June 1997 and can be extended beyond that into a research phase. All of the Company's other collaborations extend beyond the next 12 months. If the Company is unable to renew any of these collaborations or extend the SB collaboration into the research phase, such events may have a material adverse effect on the Company's business and financial condition.

The cash received by the Company under collaborations for the six months ended June 30, 1996 was approximately $10.4 million, which includes an up-front payment from PNU for the combinatorial chemistry agreement signed February 29, 1996. The aggregate collaboration funding to be received by the Company in 1996 is expected to be approximately $16 million, excluding payments which may be received upon the achievement of certain milestones. There can be no assurance that the research support or any milestone payments will be realized on a timely basis or at all.

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

RECENT EVENTS

On July 9, 1996 the Minority Interest Investors in Arris Pharmaceutical Canada, Inc. ("Arris Canada"), exercised their right to exchange their interest in Arris Canada for 161,418 shares of the Company's common stock. Upon conversion of their shares, Arris Canada will become a wholly owned subsidiary of the Company. The fair value of the shares issued to the Minority Interest Investors exceeds the book value of the minority interest in Arris Canada by $230,000. This amount will be expensed in the third quarter of 1996.

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

                        ARRIS PHARMACEUTICAL CORPORATION

PART II:  OTHER INFORMATION
- ---------------------------

ITEM 1.          LEGAL PROCEEDINGS
                 None

ITEM 2.          CHANGES IN SECURITIES
                 None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1996 Annual Meeting of Stockholders was held on June 5, 1996. Stockholders were asked (i) to elect directors to serve for the ensuing year and until their successors are elected, (ii) to approve the issuance of a sufficient number of shares to satisfy the payment of the second stock payment, pursuant to the Company's recent acquisition of Khepri Pharmaceutical, Inc., (iii) to approve the issuance of a sufficient number of shares to satisfy the exercise of certain exchange rights of the Class B Shareholders of Khepri Pharmaceuticals Canada, Inc., (iv) to approve the Company's 1989 Stock Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 550,000 shares, to 2,667,500 shares, (v) to approve the Company's Employee Stock Purchase Plan, as amended, to increase the number of shares of Common Stock authorized for issuance under such plan by 100,000 shares, to 250,000 shares,
(vi) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1996.

All of the matters were approved by the stockholders of the Company. The number of shares voted for, against and withheld for each matter were:

                                     FOR          WITHHOLD
                               ------------------------------
Election of Directors:
     John P. Walker               9,401,288        306,283
     Michael J. Ross, Ph.D.       9,401,134        307,437
     Brook H. Byers               9,401,288        306,283
     Anthony B. Evnin, Ph.D.      9,401,288        306,283
     Vaughn M. Kailian            9,401,288        306,283
     Hans U. Sievertsson, Ph.D.   9,400,588        306,983

                        ARRIS PHARMACEUTICAL CORPORATION


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)


                                                                        BROKER/
                                             FOR     AGAINST  ABSTAIN  NON-VOTES
                                          --------------------------------------
Approve Shares for Second Payment
  in connection with the acquisition of
  Khepri Pharmaceuticals, Inc.            7,856,809     10,047   7,231  861,200
Approve Shares for exchange rights for
  Khepri Pharmaceuticals, Canada, Inc.    7,551,799    312,647   9,641  861,200
Approve Amendment to the 1989 Stock Plan  8,335,543  1,759,918   9,701  861,200
Approve Amendment to the Employee
  Stock Purchase Plan                    10,063,469     51,367  10,326  861,200
Selection of Ernst & Young LLP           10,352,439      5,015  21,545  709,200



ITEM 5.          OTHER INFORMATION
                 None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 a)       Exhibits
                          27      Financial Data Schedule

                 b)       Reports on Form 8-K

                          The Company filed no reports on Form 8-K for the quarter ended June 30, 1996.

                        ARRIS PHARMACEUTICAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ARRIS PHARMACEUTICAL CORPORATION



Date:  August 13, 1996     By: /s/ John P. Walker
                               -----------------------------------
                               John P. Walker
                               President,  Chief Executive Officer and Director





Date:  August 13, 1996     By: /s/ Daniel H. Petree
                               -----------------------------------
                               Daniel H. Petree
                               Executive Vice President, Corporate
                               Development and Chief Financial Officer
                               (Principal Financial and Accounting Officer)