Form 10-Q/A
period 1996-03-31
ARRIS PHARMACEUTICAL CORP/DE/
filed 1996-08-26
CIK 913056

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 2

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

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Item      Description
              ----      -----------

              10.33* Amendment to Agreement dated March 29, 1993 between the Registrant and Kabi Pharmacia AB, dated January 31, 1996. (1)

              10.34* First Amendment to Research and License Agreement dated May 28, 1993 between Registrant and Amgen, Inc., dated February 2, 1996. (1)

              10.35 Research Agreement between the Registrant and Pharmacia & Upjohn, Inc., a Delaware corporation, dated February 29, 1996. (1)(2)

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

              27*       Financial Data Schedule


* Previously filed

(1) Confidential treatment has been requested for portions to this document. Brackets indicate portions of text that have been omitted. A separate filing of such omitted text has been made with the Commission as part of the Company's application for confidential treatment.

(2) Appendix A, the Collaboration Agreement between Registrant and Pharmacia AB, dated March 29, 1993, is incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 of the Registrant's Registration Statement on Form S-1 filed October 13, 1993 and Exhibit 10.15(a) to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 filed November 17, 1993. Appendix B, the Research Agreement between Registrant and Pharmacia AB, dated December 21, 1994, is incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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



                                  ARRIS PHARMACEUTICAL CORPORATION



Date:  August 23, 1996            By: /s/ John P. Walker
                                      --------------------------------------
                                      John P. Walker
                                      President, Chief Executive Officer
                                      and Director

Date:  August 23, 1996            By: /s/ Daniel H. Petree
                                      --------------------------------------
                                      Daniel H. Petree
                                      Executive Vice President, Corporate
                                      Development, and Chief Financial Officer

                       ARRIS PHARMACEUTICAL CORPORATION

                               INDEX OF EXHIBITS



              10.33* Amendment to Agreement dated March 29, 1993 between the Registrant and Kabi Pharmacia AB, dated January 31, 1996. (1)

              10.34* First Amendment to Research and License Agreement dated May 28, 1993 between Registrant and Amgen, Inc., dated February 2, 1996. (1)

              10.35 Research Agreement between the Registrant and Pharmacia & Upjohn, Inc., a Delaware corporation, dated February 29, 1996. (1)(2)

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

              27*       Financial Data Schedule


* Previously filed

(1) Confidential treatment has been requested for portions to this document. Brackets indicate portions of text that have been omitted. A separate filing of such omitted text has been made with the Commission as part of the Company's application for confidential treatment.

(2) Appendix A, the Collaboration Agreement between Registrant and Pharmacia AB, dated March 29, 1993, is incorporated herein by reference to Exhibit 10.15 to Amendment No. 1 of the Registrant's Registration Statement on Form S-1 filed October 13, 1993 and Exhibit 10.15(a) to Amendment No. 3 of the Registrant's Registration Statement on Form S-1 filed November 17, 1993. Appendix B, the Research Agreement between Registrant and Pharmacia AB, dated December 21, 1994, is incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.