Form 10-Q
period 1996-09-30
ARRIS PHARMACEUTICAL CORP/DE/
filed 1996-11-14
CIK 913056

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 14,274,985 as of October 31, 1996.

                        ARRIS PHARMACEUTICAL CORPORATION

                                     INDEX


                                                                            PAGE
PART I:  FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited) *

Consolidated Balance Sheets - September 30, 1996 and December 31, 1995 ......  3

Consolidated  Statements of Operations - Three and nine months ended September 30, 1996 and 1995 .......................................  4

Consolidated Statements of Cash Flows - Nine months ended
    September 30, 1996 and 1995 .............................................  5

Notes to Consolidated Financial Statements - September 30, 1996 .............  6


ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............................  9


PART II:  OTHER INFORMATION ................................................. 14

ITEM 1.  Legal Proceedings
ITEM 2.  Changes in Securities
ITEM 3.  Defaults Upon Senior Securities
ITEM 4.  Submission of Matters to a Vote of Security Holders
ITEM 5.  Other Information
ITEM 6.  Exhibits and Reports on Form 8-K


SIGNATURES................................................................... 15


* The financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1995, filed on March 14, 1996.

                        ARRIS PHARMACEUTICAL CORPORATION

PART 1:   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                September 30,  December 31,
                                                                   1996           1995
                                                                (unaudited)
                                                                -------------  ------------
                                                                       (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                        $  4,407      $ 21,706
  Short-term marketable investments                                  41,148         9,399
  Prepaid expenses and other current assets                           2,438           798
                                                                   --------      --------
    Total current assets                                             47,993        31,903

Long-term marketable investments                                     16,586           --
Restricted investments                                                4,250           --
Property and equipment, net                                           8,217         7,423
Other assets                                                            851           967
                                                                   --------      --------
    TOTAL ASSETS                                                   $ 77,897      $ 40,293
                                                                   --------      --------
                                                                   --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $  1,087      $    872
  Accrued compensation                                                1,519         1,718
  Other accrued liabilities                                           1,434         2,651
  Current portion of deferred revenue                                 9,556         8,585
  Current portion of capital lease and debt obligations               2,147         2,699
                                                                   --------      --------
    Total current liabilities                                        15,743        16,525

Deferred revenue, noncurrent                                          2,667         5,472
Capital lease and debt obligations, net of current portion            5,986         3,263
Convertible acquisition liability                                     6,185         6,185
Minority interest payable                                               --          1,570

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares authorized,
   none issued or outstanding                                           --            --
  Common stock, $.001 par value; 30,000,000 shares authorized,
   14,268,498 shares and 10,169,076 shares issued and outstanding
   at September 30, 1996 and December 31, 1995, respectively        109,470        64,389
  Note receivable from officer                                         (950)         (200)
  Deferred compensation                                                 --            (35)
  Accumulated deficit                                               (61,204)      (56,876)
                                                                   --------      --------
      Total stockholders' equity                                     47,316         7,278
                                                                   --------      --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 77,897      $ 40,293
                                                                   --------      --------
                                                                   --------      --------


          See accompanying notes to consolidated financial statements.

                       ARRIS PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)


                                             Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                             ------------------   -----------------
                                                1996      1995      1996      1995
                                              -------   -------   -------   -------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                                      $ 5,161   $ 4,445   $16,195   $12,266

Operating expenses:
  Research and development                      5,615     3,731    18,126    10,925
  General and administrative                    1,289     1,210     3,879     3,349
  Acquired in-process research & development      230       --        230       --
                                              -------   -------   -------   -------
    Total operating expenses                    7,134     4,941    22,235    14,274
                                              -------   -------   -------   -------
Operating loss                                 (1,973)     (496)   (6,040)   (2,008)

Interest income                                   879       305     2,198       947
Interest expense                                 (208)     (103)     (486)     (228)
                                              -------   -------   -------   -------

Net loss                                      $(1,302)  $  (294)  $(4,328)  $(1,289)
                                              -------   -------   -------   -------
                                              -------   -------   -------   -------

Net loss per share                            $ (0.09)  $ (0.03)  $ (0.34)  $ (0.15)
                                              -------   -------   -------   -------
                                              -------   -------   -------   -------

Shares used in computing net loss per share    14,136     8,727     12,803    8,697
                                              -------   -------   -------   -------
                                              -------   -------   -------   -------


          See accompanying notes to consolidated financial statements.

                           ARRIS PHARMACEUTICAL CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                                Nine months ended
                                                                   September 30,
                                                               --------------------
                                                                 1996        1995
                                                               --------     -------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ (4,328)    $(1,289)
Adjustments to reconcile net loss to net cash and
 cash equivalents used in operating activities:
    Depreciation and amortization                                 2,981       1,822
    Stock grants issuable to employees                               21          50
    Loss on fixed assets                                            184          50
    Acquired in-process research and development                    230         --
    Changes in assets and liabilities:
      Prepaid expenses and other current assets                  (1,665)         47
      Other assets                                                  (15)        (33)
      Accounts payable, accrued liabilities and
       deferred revenue                                          (2,821)     (1,803)
                                                               --------     -------
Net cash and cash equivalents used in operating activities       (5,413)     (1,156)
                                                               --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable from officer                                       (750)        --
Available-for-sale securities:
  Purchases                                                     (10,915)     (8,808)
  Maturities                                                        --       10,907
Purchase of held-to-maturity security
  Purchases                                                     (59,323)     (3,506)
  Maturities                                                     17,653         --
Expenditures for property and equipment                          (3,765)     (2,883)
                                                               --------     -------
Net cash and cash equivalents used in investing activities      (57,100)     (4,290)
                                                               --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                       43,043         349
Proceeds from notes payable and lease financing                   6,164       1,820
Principal payments on notes payable and capital leases           (3,993)     (1,251)
                                                               --------     -------
Net cash and cash equivalents provided by financing
 activities                                                      45,214         918
                                                               --------     -------

Net decrease in cash and cash equivalents                       (17,299)     (4,528)
Cash and cash equivalents, beginning of period                   21,706      17,165
                                                               --------     -------

Cash and cash equivalents, end of period                       $  4,407     $12,637
                                                               --------     -------
                                                               --------     -------

           See accompanying notes to consolidated financial statements.

                           ARRIS PHARMACEUTICAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996
                                      (unaudited)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Arris Pharmaceutical Corporation, a Delaware corporation ("Arris" or the "Company"), uses an integrated drug discovery approach combining structure-based drug design, combinatorial chemistry and its proprietary Delta Technology to discover and develop a number of diverse synthetic small molecule therapeutics for commercially important disease categories where existing therapies have significant limitations. Arris' product development programs include: (1) protease-based discovery programs targeting the inhibition of enzymes implicated in inflammatory and other diseases, and (2) receptor-based discovery programs including those designed to discover small molecule drugs that mimic important therapeutic proteins that are already successful products.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arris Protease, Inc., and Arris Pharmaceuticals Canada, Inc. ("Arris Canada") (See Note 4). All significant intercompany accounts and transactions have been eliminated.


BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                       ARRIS PHARMACEUTICAL CORPORATION

2.  CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Marketable investments consist of U.S. treasury and agency securities, municipal obligations and high-grade corporate obligations. Amortization of premiums and accretion of discounts to maturity are included in interest income.

SECURITIES HELD-TO-MATURITY:   Management determines the appropriate
classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

The following is a summary of held-to-maturity debt securities at September 30, 1996 and December 31, 1995:

                                            HELD-TO-MATURITY SECURITIES
                                    -------------------------------------------
                                               GROSS        GROSS     ESTIMATED
                                             UNREALIZED   UNREALIZED     FAIR
                                     COST      GAINS        LOSSES      VALUE
                                    -------  ----------   ----------  ---------
                                                   (IN THOUSANDS)
Balances at September 30, 1996
U.S. treasury securities            $24,009     $  14       $ --       $24,023
U.S. agency securities                8,351         5          (7)       8,349
U.S. corporate securities            18,709        14          (7)      18,716
                                    -------     -----       -----      -------
                                    $51,069     $  33       $ (14)     $51,088
                                    -------     -----       -----      -------
                                    -------     -----       -----      -------

Balances at December 31, 1995
U.S. treasury securities            $ 5,015     $ --        $(101)     $ 4,914
U.S. agency securities                7,392       --          (23)       7,369
U.S. corporate securities            11,487       --          (14)      11,473
                                    -------     -----       -----      -------
                                    $23,894     $ --        $(138)     $23,756
                                    -------     -----       -----      -------
                                    -------     -----       -----      -------

Of the $51,069,000 in held-to-maturity securities described above, at September 30, 1996, $41,148,000 were short-term marketable investments, $5,671,000 were considered long-term marketable investments and $4,250,000 were long-term restricted investments under the terms of a bank line of credit (See Note 3).
Of the $23,894,000 in held-to-maturity securities at December 31, 1995, $14,495,000 were cash equivalents, and $9,399,000 were short-term marketable investments. As of September 30, 1996, the average remaining portfolio duration of held-to-maturity securities was approximately 8 months.

                      ARRIS PHARMACEUTICAL CORPORATION

SECURITIES AVAILABLE-FOR-SALE: Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair market value, with the unrealized gains and
losses included in accumulated deficit.   The Company had $9,909,000 in U.S.
treasury notes and $1,006,000 in corporate securities at September 30, 1996 classified as available-for-sale. The fair value of these securities approximated cost. These securities are included in long-term marketable investments at September 30, 1996. The Company had no securities classified as available-for-sale at December 31, 1995.

3.  NOTE PAYABLE

In September, 1996, the Company contracted for a new $12 million revolving line of credit with Bank of America National Trust and Savings Association. The interest rate under the agreement is the bank's prime rate less 1% (6.75% at September 30, 1996). Interest is payable monthly until April, 1998, at which time the principal and interest become due over 20 quarterly installments. Any borrowings under the agreement are collateralized by certain of the Company's investment securities which are recorded as Restricted Investments at September 30, 1996. At September 30, 1996, the Company had borrowed $3.4 million and had available $8.6 million on this line of credit.


4.   ARRIS CANADA

On July 9, 1996, in connection with the Company's acquisition of Khepri Pharmaceuticals, Inc. in December, 1995, the minority interest investors in Arris Canada exercised their right to exchange their interest in Arris Canada for 161,418 shares of the Company's common stock. Upon conversion of their shares in Arris Canada, Arris Canada became a wholly owned subsidiary of the Company. The fair value of the shares issued to those minority interest investors on the date of exercise exceeded the book value of the minority interest in Arris Canada by $230,000. This amount has been recorded as expense for Acquired in-process research and development.

5.  RELATED PARTY TRANSACTIONS

On September 3, 1996, the Company loaned $750,000 to an executive officer for the purpose of assisting in the purchase of a residence. The loan is full-recourse and is secured by 130,236 shares of the Company's common stock owned by the executive. The loan is subject to an interest rate of 6.02% per annum. All accrued interest and principal are due September 3, 1998.

                      ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED IN THE COMPANY'S PROSPECTUS DATED MARCH 22, 1996.

OVERVIEW

Since its inception in April 1989, the Company has devoted substantially all of its resources to its research and development programs. To date, the Company's only source of revenue has been its corporate collaborations with Pharmacia & Upjohn, Inc. and its predecessors ("PNU"), Amgen, Inc. ("Amgen"), Bayer AG ("Bayer") and SmithKline Beecham Corporation ("SB").

In September, 1996, Bayer informed the Company that it had initiated the development of a tryptase inhibitor, BAY 17-1998, with the goal of entering into clinical trials for the treatment of asthma. As a result, the Company recognized a milestone payment as revenue in September 1996.

The Company has not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. As of September 30, 1996, the Company's accumulated deficit was approximately $61.2 million.

RESULTS OF OPERATIONS

The Company's revenues increased to $5.2 million and $16.2 million for the three- and nine-month periods ended September 30, 1996, respectively, as compared to $4.4 million and $12.3 million, respectively for the comparable periods in 1995. All of the Company's revenues presently are attributable to Collaborations with PNU, Amgen, Bayer and SB. These increases in 1996 were primarily due to: (i) the full effect of research funding in the nine-month period ended September 30, 1996 of the high throughput screening collaboration with PNU which commenced in April 1995, (ii) the full effect of research funding in both the three-month and nine-month periods ended September 30, 1996 of the collaboration with PNU for the discovery and development of oral antithrombotics which commenced in August 1995, (iii) the up-front fee and research funding for the combinatorial chemistry collaboration with PNU, which commenced in March 1996, (iv) the up-front fee and research funding for the collaboration with SB to apply Arris' Delta technology to certain viral proteases, which commenced in June 1996, and (v) the recognition of a milestone payment from Bayer under the tryptase program.
 These increases were partially offset by lower revenues recognized under the erythropoetin collaboration with Amgen and the human growth hormone collaboration with PNU. Revenues in the fourth quarter of 1996 are expected to approximate those in the third quarter.

                       ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Research and development expenses increased to $5.6 million and $18.1 million for the three- and nine-month periods ended September 30, 1996 respectively, from $3.7 and $10.9 million in the comparable periods in 1995. This increase was primarily due to the expansion of the Company's research efforts in new and existing programs and the expenses of programs and facilities added as part of the December 22, 1995 acquisition of Khepri Pharmaceuticals, Inc. ("Khepri"). The Company expects its research and development costs to increase during the remainder of 1996 and into 1997 due to expansion of its research programs and the conduct of preclinical studies and clinical trials.

The Company's general and administrative expenses increased to $1.3 million and $3.9 million for the three- and nine-month periods ended September 30, 1996 from $1.2 and $3.3 million in the comparable periods in 1995. The increase in expenses for the three- and nine-month periods was primarily due to the acquisition of Khepri, and the addition of general and administrative personnel in support of the Company's expanded research and development efforts. In spite of the overall increase, general and administrative expenses as a percentage of total expenses has decreased in the three-month period to 18% in 1996 from 24% in 1995 and in the nine-month period to 17% in 1996 from 23% in 1995. The Company expects its general and administrative costs to increase for the remainder of 1996 and into 1997 in support of expanded research and development.

On July 9, 1996, in connection with the Company's acquisition of Khepri Pharmaceuticals, Inc. in December, 1995, the minority interest investors in Arris Pharmaceuticals Canada, Inc. ("Arris Canada"), exercised their right to exchange their interest in Arris Canada for 161,418 shares of the Company's common stock. Upon conversion of their shares in Arris Canada, Arris Canada became a wholly owned subsidiary of the Company. The fair value of the shares issued to those minority interest investors on the date of exercise exceeded the book value of the minority interest in Arris Canada by $230,000. This amount has been expensed as Acquired in-process research and development.

Interest income increased to $879,000 and $2.2 million, respectively, for the three- and nine-month periods ended September 30, 1996 from $305,000 and $947,000 in the comparable periods in 1995. The increase was largely due to the higher average cash balances in 1996 resulting from receipt of net proceeds of approximately $36 million from the follow-on offering of 3,000,000 shares of the Company's common stock which closed on March 27, 1996, approximately $5.5 million from the exercise on April 24, 1996 by the underwriters of the over allotment option in the offering of 450,000 shares and to the receipt of up-front fees collected under new collaborations. Interest expense increased to $208,000 and $486,000, respectively for the three- and nine-month periods ended September 30, 1996 from $103,000 and $228,000 in the comparable periods of 1995 as a result of higher average debt balances incurred to finance the expansion of the Company's facilities and acquisition of lab equipment.

                       ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through private and public offerings of its capital stock and through corporate collaborations. As of September 30, 1996, the Company had realized approximately $89.9 million in net proceeds from offerings of its capital stock.

In addition, the Company has realized $55.8 million from its corporate collaborations (excluding the $5.4 million equity investment in the Company made by PNU).

The Company's principal sources of liquidity are its cash and investments, which totaled $66.4 million as of September 30, 1996.

In September 1996, the Company contracted for a $12 million line of credit from Bank of America. As of September 30, 1996 the Company had borrowed $3.4 million and had $8.6 million remaining available under this line of credit.

Net cash used by operating activities during the nine-month period ended September 30, 1996 was $5.4 million compared to $1.2 million in the same period in 1995. This included receipt of an up-front commitment fee from PNU in connection with the combinatorial chemistry collaboration agreement initiated in March 1996 and one from SB in connection with the antiviral collaboration begun in June 1996. Cash used in operating activities is expected to fluctuate from quarter to quarter depending, in part, upon the timing and amounts, if any, of cash received from existing and any new collaboration agreements.

The Company also spent approximately $3.8 million for the purchase of property, plant and equipment during the nine months ended September 30, 1996. Additional equipment will be needed as the Company increases its research and development activities. The Company received net financing of $2.2 million, net of principal repayments under new and existing credit instruments and lease agreements during the nine-months ended September 30, 1996.

The Company's revenues presently are attributable to collaborations with PNU, Amgen, Bayer and SB. The PNU human growth hormone collaboration extends through April 1997. The Amgen erythropoetin collaboration extends through mid-February 1997. The proof of concept phase of the SB collaboration ends in June 1997 and can be extended by SB beyond that into a research phase. All of the Company's other collaborations extend beyond the next 12 months. If the Company is unable to renew any of these collaborations or extend the SB collaboration into the research phase, such events may have a material adverse effect on the Company's business and financial condition.

The cash received by the Company under all collaborations for the nine months ended September 30, 1996 was approximately $14.1 million. This includes up-front payments from PNU in connection with the combinatorial chemistry agreement which commenced in March, 1996 and from SB in connection with the antiviral collaboration which commenced in June 1996.

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


The aggregate collaboration funding to be received by the Company in 1996 is expected to be approximately $17.3 million, excluding all future payments which may be received upon the achievement of future milestones. There can be no assurance that the research support or any milestone payments will be realized on a timely basis or at all.

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

There can be no assurance that additional financing will be available on acceptable terms or at all. All additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of or to eliminate one or more of its research or development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself.

RECENT EVENTS

In August, 1996, the Company entered into a 10-year lease for additional laboratory and office space in South San Francisco, California. In October, 1996 the Company agreed to sublet to a third party the facility it had acquired in the acquisition of Khepri in December, 1995. Upon implementation of these arrangements, the Company's facilities increased in net size from approximately 84,000 square feet to approximately 121,000 square feet.


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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5.       OTHER INFORMATION
              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              a)   Exhibits

                   10.39 Standard Industrual Lease between the Registrant and The Equitable Life Assurance Society of the United States, dated August 5, 1996.

                   10.40 Business Loan Agreement between Registrant and Bank of America National Trust and Savings Association, dated September 24, 1996.

                   10.41 Sublease Agreement between Registrant and Fibrogen, Inc., dated September 30, 1996.

                   10.42 Promissory Note and Pledge Agreement, dated September 3, 1996, by John P. Walker in favor of Registrant.

                   27     Financial Data Schedule.


              b)   Reports on Form 8-K
                   The Company filed no reports on Form 8-K for the quarter ended September 30, 1996.

                        ARRIS PHARMACEUTICAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ARRIS PHARMACEUTICAL CORPORATION



Date:  November 14, 1996    By:  /s/ John P. Walker
                                 -------------------------------------
                                 John P. Walker
                                 President, Chief Executive Officer and Director





Date:  November 14, 1996    By:  /s/ Daniel H. Petree
                                 -------------------------------------
                                 Daniel H. Petree
                                 Executive Vice President, Corporate
                                 Development and Chief Financial Officer
                                 (Principal Financial and Accounting
                                 Officer)