Form 10-K405
period 1996-12-31
ARRIS PHARMACEUTICAL CORP/DE/
filed 1997-03-31
CIK 913056

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                         Commission File No. 0-22788

                       ARRIS PHARMACEUTICAL CORPORATION
              (Exact name of Registrant as specified in its charter)
                          _______________________________

             Delaware                                       22-2969941
 (State of other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

   385 Oyster Point Boulevard, Suite 3, South San Francisco, California 94080
         (Address of principal executive offices, including zip code)

    Registrant's telephone number, including area code: (415) 829-1000

    SECURITIES REGISTERED PURSUANT TO Section 12(b) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO Section 12(g) OF THE ACT:
                     COMMON STOCK $.001 PAR VALUE
                           (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 1997, based upon the last trade price of the Common Stock reported on the Nasdaq National Market on February 28, 1997, was $191,642,259*.

The number of shares of Common Stock outstanding as of February 28, 1997 was 14,936,497.

                  DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrants Proxy Statement which will be filed with the Commission pursuant to Section 14a in connection with the 1997 annual meeting of stockholders are incorporated herein by reference in Part III of this report.

*Excludes approximately 335,180 shares of Common Stock held by Directors and Officers of the Registrant's outstanding Common Stock at February 28, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                    PART I.

ITEM 1. BUSINESS

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under "Business Risks" as well as in the remainder of this section and in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Arris Pharmaceutical Corporation ("Arris" or "the Company") uses an integrated drug discovery approach combining structure-based drug design, combinatorial chemistry and its proprietary Delta Technology to discover and develop diverse small molecule therapeutics for existing markets where currently available therapies have significant limitations. Arris' product development includes protease programs targeting the inhibition of enzymes implicated in asthma, inflammatory disease, blood clotting disorders, infectious diseases, osteoporosis, cancer and autoimmune disease. The Company's technology platform also includes receptor-based discovery programs designed to discover small molecule drugs that mimic important therapeutic proteins that are already successful products.

BUSINESS RISKS

   The Company is at an early stage of development.   The Company's
technologies are, in many cases, new and still under development. All of the Company's potential products are in an early stage of development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory clearance. There can be no assurance that the Company's research and development efforts will be successful, that any of its potential products will prove to be safe and efficacious in clinical trials or that any commercially successful products will ultimately be developed by the Company. In addition, many of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators. Moreover, the Company is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the potential products covered by the collaborations. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses over at least the next several years. The development of the Company's technology and potential products will require a commitment of substantial funds to conduct these costly and time consuming activities. All of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. The potential products under development by the Company have never been manufactured on a commercial scale and there can be no assurance such products can be manufactured at a cost or in quantities necessary to make them commercially viable. The Company has no sales, marketing or distribution capability. If any of its products subject to collaborative agreements are successfully developed, the Company must rely on its collaborators to market such products. If the Company develops any products which are not subject to collaborative agreements, it must either rely on other large pharmaceutical companies to market such products or must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market such products directly. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and products. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding pharmaceutical pricing and reimbursement.

PROTEASE-BASED PROGRAMS

BACKGROUND

   Proteases are targets for therapeutic intervention because they are believed to play an important role in many disease processes. Arris is developing selective and highly potent inhibitors of serine and cysteine proteases--two large families of regulatory enzymes. The Company has designed multiple chemical classes of both serine and cysteine protease inhibitors, including inhibitors of tryptase, the blood clotting enzymes, chymase and several cathepsins.

TRYPTASE

   Tryptase is a serine protease that has been shown by Arris' scientists to be a mediator of inflammation. Tryptase is released by mast cells as part of an immune response to allergens and contributes to a cascade of biological events which results in inflammation. Inhibition of tryptase is the focus of the Company's most advanced research and development program.


   Arris' tryptase inhibitors are designed to slow or halt the inflammatory process at an early stage thereby providing safe and effective therapies that treat the underlying cause of disease rather than the symptoms. The initial market opportunity being evaluated by the Company in collaboration with Bayer AG is asthma.

   Corticosteroids are increasingly used to treat the chronic underlying inflammation associated with asthma. However, they may cause immune system suppression with prolonged use as well as a variety of other side effects, including insomnia, nervousness, irritability and depression. The Company believes that tryptase inhibitors may represent replacements for steroids, the most commonly prescribed anti-inflammatory drugs for asthma.

   Arris' first clinical compound, APC-366, is currently in Phase IIa clinical studies in the United Kingdom for use in the treatment of asthma. The Company believes that APC-366, in an inhaled aerosol formulation, is the first drug designed and introduced into humans for its properties as a tryptase inhibitor. In October 1996, Arris announced that final data from the Phase IIa study of its tryptase inhibitor, APC-366, in allergen-induced asthma models confirmed preliminary data released earlier in the year. The final data showed that APC-366 provided protection against allergen-induced early and late airway responses as well as protection against histamine-induced bronchial hyperresponsiveness studied in an allergen challenge model. Additional Phase IIa studies were initiated in mid-1996. The results of those studies are expected by the end of the first half of 1997. These studies are also being conducted in the United Kingdom. Although conducted outside of the United States, the studies are designed to meet FDA standards. The clinical trials for APC-366 are being conducted under the

Company's control and at its expense. Pursuant to the Company's collaboration agreement with Bayer, research and development expenses related to the Company's first clinical compound, APC-366 will be borne by the Company, at least through Phase IIb clinical trials. Once Phase IIb studies are complete, if the compound meets certain criteria agreed upon by Bayer and Arris, Bayer is obligated to assume further development expense for the compound and to reimburse Arris for clinical expenses through Phase IIb. If the compound fails to meet these criteria, neither Arris nor Bayer will further develop the drug as a therapeutic for asthma.

   In September 1996, Bayer elected to initiate clinical development of an Arris compound, BAY-17-1998, the development costs of which are borne entirely by Bayer. This compound entered IND-enabling studies in 1996, and it is expected to enter Phase I clinical trials in 1997.

THROMBIN, FACTOR XA AND FACTOR VIIA

   Thrombin, Factor Xa and Factor VIIa are three enzymes involved in the clotting cascade, a series of biochemical events that contributes to the formation of blood clots. All three are serine proteases that have been acknowledged as targets for a host of disorders related to abnormal clotting. Arris is collaborating with Pharmacia & Upjohn to develop oral therapeutics based on the inhibition of these proteases.

   In 1996, Arris designed and tested a variety of compounds based on the Delta Technology, and with its partner, Pharmacia & Upjohn, identified six families of Delta compounds for thrombosis and pharmacokinetic analysis. Based on the results of that work, Arris and Pharmacia & Upjohn expect to identify a compound for nomination as a clinical candidate to enter IND-enabling studies. See "Delta Technology."

CHYMASE

   Like tryptase, chymase is a mast cell protease which the Company believes plays a significant role in inflammation-related diseases and also may have implications in connective tissue disease and hypertension. The Company's chymase program is being pursued in collaboration with Bayer and is at an earlier stage of discovery research than the Bayer-sponsored tryptase program.

   A lead compound designed using Arris' proprietary Delta Technology has been identified with a high degree of potency and selectivity for chymase. Pharmacological studies have been initiated using this compound to confirm the therapeutic relevance of chymase in certain inflammatory diseases.

CATHEPSINS K AND L

   Cathepsins K and L are cysteine protease targets that were acquired by Arris as part of their purchase of Khepri Pharmaceuticals in December of 1995, and they are thought to play a role in osteoporosis. In November 1996, Arris announced a research and development collaboration with Merck & Co. to develop small molecule inhibitors of these enzymes as a treatment for osteoporosis.

    Cathepsin K and cathepsin L belong to a class of proteases called cysteine proteases. Specifically, cathepsin K is known to be secreted in excessive amounts by osteoclasts. In the healthy human body, osteoblast cells are responsible for bone-building while osteoclasts are responsible for bone degradation. By maintaining a careful balance in each type of cell's activity, normal bone remodeling and skeletal integrity is achieved. However, when the rate at which bone is destroyed by the osteoclasts exceeds the rate at which new bone is produced by osteoblasts, the result is excessive bone resorption--a condition that results in brittle bones and is characteristic of osteoporosis. By inhibiting cathepsin K, Arris and its partner believe that a new drug may be able to re-balance the activity of osteoclasts and osteoblasts and arrest the bone-destroying effects of osteoporosis.

Herpes Virus Proteases: CMV, HSV, and HHV

   The infectivity of many viral organisms depends on their ability to replicate within the nucleus of a host cell and "escape" in a special protective coating called the "capsid." In many instances, the cell's ability to manufacture the capsid is controlled by a discrete viral protease. It is believed that if production of the capsid can be inhibited, viral particles would be prevented from escaping from one cell and infecting others. Indeed, this is the mechanism targeted by HIV protease inhibitors currently on the market.

   The same process is believed to contribute to the spread of infections by the herpes family of viruses, including cytomegalovirus (CMV), herpes simplex virus (HSV), and eight other herpes viruses known collectively as HHV. With its collaborative partner, SmithKline Beecham, in June 1996 Arris began working on its first infectious disease program. The goal of that program is the establishment of proof-of-concept that a herpes virus could be inhibited intracellularly using inhibitors designed using the Delta principle.

CATHEPSIN B

   Cathepsin B may contribute to the growth of tumors in cancer. In IN VITRO studies, a collaborator of Arris demonstrated that several of the Company's inhibitors of cathepsin B prevented cancer cells from invading normal tissues. If this finding proves broadly applicable to a wide range of cancers, the Company believes that it may be able to develop a drug which reduces the rate at which cancers spread throughout the body. Arris has expressed cathepsin B and is currently conducting IN VITRO testing of its inhibitors of the enzyme.

CATHEPSIN S

   Cathepsin S is a cysteine protease found in autoimmune cells. Unlike many other proteases, it is rarely expressed in other types of cells. It is believed that cathepsin S functions in a pathway that causes the body to improperly recognize its own cells as foreign pathogens. As a result, it may be possible to use inhibitors of cathepsin S to block the pathway and as a result, protect the body from autoimmune disorders. Arris has expressed cathepsin S and is conducting in vitro testing of its inhibitors of the enzyme.

PROTEASES IN INFECTIOUS DISEASE

   Arris believes that it may be possible to treat many infectious diseases through the inhibition of proteases that regulate pathogen invasion and pathogen survival. Many infectious organisms, including viral, bacterial and fungal organisms, depend on the activity of proteases for colonizing their host, obtaining key nutrients or sustaining life. Specifically, the Company believes that certain protease inhibitors may provide viable therapeutic alternatives to current anti-infective agents where resistance has become an increasingly serious problem. The Company is currently exploring the role that certain expressed serine and cysteine proteases play in infectious organisms.

OTHER PROTEASE TARGETS

   The Company also has a number of other early research programs aimed at identifying potential biological targets among serine and cysteine proteases, evaluating their biological relevance in various diseases, and designing inhibitors to those protease targets implicated in certain pathological processes. Using sophisticated genetic mapping techniques, the Company believes it is able to gain proprietary knowledge about how proteases contribute to key biological events, in particular, those that play a role in physiological disorders, such as cancer, inflammatory diseases, and bacterial, fungal and viral infections.

RECEPTOR-BASED PROGRAMS

BACKGROUND

   The Company's receptor-based programs to date have been focused on developing orally active, synthetic molecules that mimic the action of a group of therapeutically useful proteins called cytokines and growth factors. The Company believes that oral mimetics of the currently approved products could significantly expand the indications for which these drugs are prescribed.

   RECEPTOR DIMERIZATION

   Arris and its collaborators have discovered that many cytokines and growth factors activate distinct biological activities via a common mechanism of action: receptor dimerization --the coming together of two receptor subunits on the cell surface. Dimerization is stimulated by the binding of the cytokine or growth factor to its receptor, and the Company believes it may also be triggered by certain small molecule compounds. Arris' has programs in this area focused on two cell surface receptor targets that dimerize prior to signaling: Erythropoietin (EPO) and Human Growth Hormone (HGH).

    HUMAN GROWTH HORMONE. Human growth hormone is a pituitary-derived hormone that promotes musculoskeletal growth. The first recombinant hGH product was co-developed by Pharmacia & Upjohn and Genentech. Recombinant human growth hormone is currently approved in the United States for the treatment of short stature caused by chronic renal insufficiency, Turner's Syndrome and growth hormone inadequacy in children.

    Arris' research program in this area is being conducted in collaboration with Pharmacia & Upjohn. The program is actively screening potential compounds through the use of both proprietary assays and cell-based proliferation assays developed by Arris.

    ERYTHROPOIETIN. EPO is a large glycoprotein hormone that helps regulate the production of red blood cells in the body. The first recombinant EPO product was developed and successfully commercialized by Amgen. Recombinant EPO is currently approved in the United States for the treatment of certain conditions characterized by reduced red blood cell counts, such as anemia related to chronic kidney failure, cancer-associated chemotherapy and the use of drugs in certain HIV patients.

   Arris' research program in this area is being conducted in collaboration with Amgen and is in the lead optimization phase. Combinatorial chemistry is being used to produce and enhance compounds with the characteristics of drugs.

DELTA TECHNOLOGY

   Among the advanced technologies developed by Arris for the design of protease inhibitors is the Company's proprietary Delta Technology. The Company's Delta Technology represents a novel and broadly applicable method for the design of selective and highly potent inhibitors of serine and cysteine proteases. Arris is leveraging this finding by designing multiple classes of protease inhibitors. Arris has demonstrated that by using the Delta Technology, the potency of certain small molecule reversible inhibitors can be increased as much as 1000+ fold. Protease inhibitor compounds designed by application of the Delta Technology are generally simple organic molecules of low molecular weight. The Company believes that the compounds will prove to be easy to manufacture with correspondingly high yields.

   Delta Technology provides a scientific foundation upon which the Company's collaborations with Pharmacia & Upjohn in blood clotting disorders, its collaboration with Merck & Co. in osteoporosis, and its collaboration with SmithKline Beecham in infectious disease are based. The Company is exploiting the Delta Technology broadly by applying it to existing and new protease targets and seeking collaborations with pharmaceutical companies for the application of Delta Technology to their protease discovery programs.

RESEARCH TECHNOLOGIES

   The Company has created a platform of general and proprietary discovery technologies to meet the Company's primary goal: the conversion of promising leads into molecules which possess desired drug properties as early as possible in the discovery and development process. Research at Arris encompasses multiple technologies vital for new drug discovery.


    Medicinal Chemistry. Medicinal chemistry at Arris plays a central role in developing organic compounds as well as in optimizing those identified as potential clinical candidates. Medicinal chemistry is an iterative process used to improve the potency, selectivity, oral bioavailability, metabolic stability and biological half-life of a drug candidate.


    Combinatorial Chemistry. Arris uses combinatorial chemistry technologies to produce large numbers of molecules that can be screened against biological targets of interest. For example, with its partner Pharmacia & Upjohn, the Company is building a broad diversity screening library of 250,000 individually synthesized compounds, representing approximately 100 different classes of small molecules.

    Structure-Based Design. X-ray crystallography is a physical method that has been successful in determining the three-dimensional structure of large, complex proteins. Arris has advanced X-ray crystallographic instrumentation on site and has applied this technology to the solution of molecular structures of several proteases--both in its own discovery as well as its partners research programs. In 1996, an Arris paper on the structure of cathepsin K was accepted for publication in Nature/Structural Biology.

    Computational Sciences. Arris uses a proprietary suite of computer algorithms and computational tools to generate ideas for molecular structures, to direct combinatorial chemical activity and to perform virtual screening. These tools have been used successfully in both the Company's protease and receptor programs.

    High Throughput Screening. Where the structure of a target protein is not well understood, the screening of libraries of organic compounds provides lead structures for medicinal chemistry. Thousands of compounds can be screened daily at Arris to identify new lead compounds or to optimize existing ones. The Company has adapted commercially available technologies to meet the needs of its product development programs.

    Protein Biochemistry. In contrast to traditional biotechnology companies, the Company generally employs the tools of recombinant DNA technology, including proprietary systems, to produce proteins, not as drugs but as reagents for screening and for X-ray crystallography.

RESEARCH AND DEVELOPMENT COLLABORATIONS

   Arris currently is pursuing product development both on a proprietary basis and in collaboration with other pharmaceutical companies. All of its collaborations have been focused on discrete targets in order to preserve for the Company ownership of certain core technologies and developments as they apply to expanded programs and new targets. This allows the Company to proliferate its proprietary programs and to seek multiple partnerships based on key developments. Through corporate collaborations, the Company augments its financial resources thereby reducing its dependence on capital markets. Collaborations also allow the Company to broaden its pipeline of programs, access complementary technologies and gain significant development and commercialization expertise. Arris has implemented this strategy by partnering and thereby fully funding all of its major programs with leading pharmaceutical companies. See Note 3 to the Company's consolidated financial statements for the details of the revenue associated with these collaborations.

Merck & Co.--Osteoporosis

   In November 1996, Arris established a collaborative agreement with Merck for the development of small molecule inhibitors of proteases involved in osteoporosis. The agreement provides for an initial commitment fee and research and development funding for a two year term which may be extended at Merck's option or terminated in certain circumstances. The agreement also provides benchmark payments upon the achievement of mutually agreed upon milestones. Arris granted Merck an exclusive license to develop, manufacture and market certain protease inhibitors. Arris is to receive royalties on Merck's sales of any licensed products.

SMITHKLINE BEECHAM--VIRAL DISEASES

   In June 1996, Arris entered into an agreement with SmithKline Beecham to develop inhibitors using Arris' proprietary Delta technology with certain intracellular viral proteases. The agreement incorporates an initial proof-of-concept phase and an optional research phase, if elected by SmithKline. Arris has received a license fee and shall receive research funding and certain milestone payments during the proof-of-concept and research phases. Subject to the initiation of the research phase of the program, Arris granted SmithKline an exclusive license to develop inhibitors of the target proteases using Arris' Delta technology and an exclusive license to manufacture and market any products developed under the agreement. In return, Arris shall receive royalties on any product sales.

BAYER AG--TRYPTASE AND CHYMASE

   In November 1994, Arris established a collaborative agreement with Bayer aimed at developing inhibitors of the regulatory enzymes tryptase and chymase for the treatment of asthma and other inflammatory and auto-immune diseases. The agreement calls for a five-year research collaboration between the parties which Bayer may terminate at its discretion after three years. Arris received an initial commitment fee, is receiving research funding over the research period, and will receive benchmark payments upon the achievement of mutually agreed upon milestones. Arris granted Bayer the exclusive right to develop inhibitors of tryptase and chymase which result from the program, worldwide manufacturing and marketing rights to these compounds, and assigned to Bayer certain rights to patents arising out of the collaboration. Arris is to receive royalties on Bayer's sales of any licensed products. The Bayer collaboration provides that research and development expenses related to the Company's first clinical compound, APC-366, will be borne by the Company through Phase IIb. If the results of the Phase IIb studies meet certain agreed-upon criteria, Bayer will assume development of APC-366. If the results fail to meet the criteria, development of APC-366 will be terminated. In September 1996 Bayer also elected to initiate clinical development of an Arris compound, designated BAY-17-1998, the development costs of which are borne entirely by Bayer.

Pharmacia & Upjohn--Combinatorial Chemistry

   In March 1996, Arris entered into a research agreement with Pharmacia & Upjohn to use combinatorial chemistry to create a probe library consisting of 250,000 small molecule synthetic organic compounds. (This agreement supersedes the December 1994 Pharmacia & Upjohn--Combinatorial Chemistry and High Throughput Screening collaboration.) Arris granted Pharmacia & Upjohn a co-exclusive license to the library being developed along with the technologies used for synthesis and screening. In return for the co-exclusive license, Arris receives upfront nonrefundable license payments and payments upon delivery of the compounds.

Pharmacia & Upjohn--Inhibitors of Coagulation

   In August 1995, Arris entered into a research and development agreement with Pharmacia & Upjohn focused on the development of inhibitors of Thrombin, Factor Xa and Factor VIIa using Arris' Delta Technology, for the treatment of blood clotting disorders. The agreement calls for a five-year research collaboration between the parties, which Pharmacia & Upjohn may terminate at its discretion after three years. Arris received an initial commitment fee, is receiving research funding over the research period, and will receive benchmark payments upon the achievement of mutually agreed upon milestones. Arris granted Pharmacia & Upjohn the exclusive right to develop inhibitors of Thrombin,

Factor Xa and Factor VIIa which may result from the program, as well as worldwide manufacturing and marketing rights to these compounds. Arris is to receive royalties on Pharmacia & Upjohn's sales of any licensed products.

Pharmacia & Upjohn--Human Growth Hormones

   In March 1993, Arris entered into a research and development agreement with Pharmacia & Upjohn aimed at developing certain human growth factor mimetics, initially focusing on hGH. Pharmacia & Upjohn is a leading marketer of growth factors, including recombinant hGH. The agreement between Arris and Pharmacia & Upjohn calls for a research collaboration between the parties, the funded research phase of which expires in 1997. Further research may be conducted by Pharmacia & Upjohn pursuant to the agreement. Concurrent with the signing of the initial agreement, Pharmacia & Upjohn made a $5.4 million equity investment in Arris. Arris is receiving research funding during the term of the research collaboration and will receive benchmark payments if mutually agreed upon milestones are reached. Arris granted Pharmacia & Upjohn the exclusive right to develop growth factor mimetics discovered as well as worldwide manufacturing and marketing rights to these compounds. Arris is to receive royalties on Pharmacia & Upjohn's sales of any licensed products. Arris retains the rights to technology developed by the Company and gains licensing rights to certain technology developed by Pharmacia & Upjohn under the research program that may have application to other cytokine targets outside the focus of the collaboration.

AMGEN--EPO

   In May 1993, Arris entered into an agreement with Amgen aimed at the development of synthetic, small molecule mimetics of EPO. The agreement, as amended in 1996, calls for a research collaboration between the parties which ended in February 1997. Further research will be conducted by Amgen. Arris received an initial commitment fee, received research funding over the research period and will receive benchmark payments if certain milestones are achieved by Amgen. Arris granted Amgen the exclusive right to develop any EPO mimetic compounds discovered, as well as worldwide manufacturing and marketing rights to those compounds. Arris is to receive royalties on Amgen's sales of any licensed products and under certain circumstances Arris is required to pay royalties to third parties. Arris has retained the rights to apply all technologies developed solely by the Company to the development of products outside the EPO field. Either Arris or Amgen can independently exploit jointly developed technology that does not pertain to EPO. Amgen is a leading marketer and manufacturer of recombinant EPO.

ACQUISITION OF KHEPRI

   On December 22, 1995, Arris acquired Khepri Pharmaceuticals, Inc. ("Khepri") in a transaction accounted for as a purchase. Prior to the acquisition, Khepri was a privately-held development stage company focused on the discovery and development of cysteine protease-based therapeutics.

   In connection with the acquisition, in December 1995 and 1996 the Company issued 1,414,759 and 518,701 shares of Common Stock, respectively to shareholders of Khepri. In addition in July 1996, the Company issued 161,418 shares of Common Stock to the minority interest shareholders of the Canadian subsidiary of Khepri, in exchange for their 50% ownership in that entity.

PATENTS AND PROPRIETARY RIGHTS

   Arris holds five U.S. patents relating to compositions of matter, methods of treating disease, combinatorial chemistry and computational technologies expiring through various dates in 2013. Further, Arris has 36 pending patent applications relating to compositions of matter, methods of treatment, combinatorial chemistry, assay techniques, transgenic animal models, computational technologies and novel technology for the discovery of novel protease inhibitors. Arris intends to file additional patent applications, when appropriate, relating to its technology and to specific products it develops.

   The Company's policy is to strategically file selected patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

   The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the issued patent is issued. Consequently, the Company does not know whether any of its applications will result in the issuance of patents, or if any issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that the Company's pending patent applications, if issued, or its existing patents, would be held valid. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease or modify its use of such technology.

   The development of therapeutic products for applications in the Company's product fields is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the areas of the Company's programs. In addition, patent applications relating to the Company's potential products or technologies may currently be pending. Some of these applications or patents may limit or preclude the Company's applications and could result in a significant reduction of the coverage of the Company's patents, or potential patents. The Company is aware of pending patent applications that have been filed by other companies that may pertain to certain of the Company's technologies. If patents are issued to these or other companies containing preclusive or conflicting claims, and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. Furthermore, the Company has in the past been, and may from time to time in the future be, notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. The Company has obtained one license under a patent, and if necessary or desirable the Company may seek additional licenses under other patents or intellectual property rights. There can be no assurance, however, that a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could have a material adverse effect on the Company's business, financial condition or results of operations.

   The Company also relies on trade secrets and contractual arrangements to protect certain of its proprietary information, processes and products. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

   Much of the know-how important to the Company's technology and many of its processes, which may not be patentable, are dependent upon the knowledge, experience and skills of key scientific and technical personnel. To protect its rights to its proprietary know-how and technology, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company and require disclosure to the Company of ideas, developments, discoveries and inventions made by them. There can be no assurance that these agreements will effectively prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure. The Company's business may be adversely affected by competitors who develop substantially equivalent technology.

   In connection with certain research, the Company has entered into sponsored research agreements with various researchers and universities. Generally, under these agreements the Company funds the research of investigators in exchange for the right or an option to a license to any patentable inventions that may result in designated areas. The Company is obligated to make certain payments during the terms of certain of the agreements, to pay royalties on net sales of any licensed products and, in some cases, to negotiate in good faith the business terms of any license executed upon exercise of licensing options. There can be no assurance that these agreements will not be breached or that the Company would have adequate remedies for any breach.

COMPETITION

   The pharmaceutical industry is intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in the research and development of products in the Company's targeted areas. Many of these companies have substantially greater financial, technical and marketing resources than the Company. In addition, some of these companies have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed. These institutions also may market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel.

   The Company is pursuing areas of product development in which there is a potential for extensive technological innovation in relatively short periods of time. The Company's first clinical compound, APC-366, is in clinical trials for the treatment of asthma. Currently, Schering-Plough, Astra and Glaxo-Wellcome, among others, produce therapeutics for the treatment of asthma. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company. Rapid technological change or developments by others may result in the Company's technology or potential products becoming obsolete or noncompetitive. There can be no assurance that the Company's competitors will not develop more efficacious or more affordable products, or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than the Company, which would have a material adverse affect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

   The manufacturing and marketing of the Company's proposed products and its research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous United States Food and Drug Administration ("FDA") regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Failure to comply with applicable regulatory requirements may subject a company to administrative or judicially imposed sanctions, such as warning letters, civil penalties, criminal prosecution, injunctions, product seizure, product recalls, total or partial suspension of production, and FDA refusal to approve pending New Drug Applications ("NDA") or supplements to approved applications.

   The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory tests, in vivo preclinical studies and formulation studies, (ii) the submission to the FDA of an application for human clinical testing, an Investigational New Drug Application ("IND"), which must become effective before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of an NDA to the FDA and (v) the FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic drug manufacturing establishments are subject to biennial inspections by the FDA and must comply with Good Manufacturing Practices ("GMP"). To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with local regulatory requirements.

   Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to FDA as part of an IND and reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

   Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

   Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy subjects or patients, the drug is tested to determine its metabolism, pharmacokinetics and pharmacological actions in humans, the side effects associated with increasing doses and early evidence of efficacy, if possible. Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the Company or the FDA may suspend or terminate clinical trials at any time if it is felt that the subjects or patients are being exposed to an unacceptable health risk or the FDA finds deficiencies in the IND or the conduct of the investigation. Further, FDA regulations subject sponsors of clinical investigations to numerous regulatory requirements, including, among other requirements, selection of qualified investigators, proper monitoring of the investigations, recordkeeping and record retention, and ensuring that FDA and all investigators are promptly informed of significant new adverse effects or risks with respect to the drug, as well as other ongoing reporting requirements.

   The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for clearance of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require post-marketing testing and surveillance to monitor the safety of the Company's products if the FDA does not view the NDA as containing adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Moreover, if regulatory clearance of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

   Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance.

   In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

   For clinical investigation and marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within, and outside, the European Community ("EC"). The Company's approach to the European regulatory process involves the identification of clinical investigators in the member states of the EC and other European countries to conduct clinical studies. The Company intends to design these studies to meet FDA, EC and other European countries' standards. Within the EC, while marketing authorizations must be supported by clinical trial data of a type and extent set out by EC directives and guidelines, the approval process for the commencement of clinical trials is not currently harmonized by EC law and varies from country to country. As far as possible, the studies will be designed to develop a regulatory package sufficient for multi-country approval in the Company's European target markets without the need to duplicate studies for individual country approvals.

   Outside the U.S., the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. At present, foreign marketing authorizations are applied for at a national level, although within the EC certain registration procedures are available to companies wishing to market the product in more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. The system for obtaining marketing authorizations within the EC changed on January 1, 1995 pursuant to EC legislation recently adopted. The new EC registration system is a dual one in which certain products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EC. Other products will be registered by national authorities in individual EC member states, operating on a principle of mutual recognition. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

MANUFACTURING

   The Company has no manufacturing facilities. The Company's potential products have never been manufactured on a commercial scale. Furthermore, the Company must rely on its collaborators, such as Bayer AG, Pharmacia & Upjohn, Inc., Amgen, Inc., SmithKline Beecham Corporation and Merck & Co. to manufacture potential products created by the collaborations. Although the Company believes that it, or its collaborators or contract manufacturers, will be able to manufacture its compounds in a commercially viable manner, there can be no assurance that such compounds can be manufactured at a cost or in quantities necessary to make them commercially viable. If the Company and its collaborators are unable to manufacture or contract with others for a sufficient supply of its compounds on acceptable terms, or if they should encounter delays or difficulties in their relationships with third party manufacturers, the Company's preclinical and clinical testing schedule would be delayed, resulting in delay in the submission of products for regulatory approval or the market introduction and subsequent sales of such products, which would have a material adverse effect on the Company. Moreover, the Company and its collaborators and contract manufacturers must adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will not be granted.

MARKETING

   The Company currently has no sales, marketing or distribution capability. The Company will rely on its collaborative relationships, such as those with Bayer AG, Pharmacia & Upjohn, Inc., Amgen, Inc., SmithKline Beecham Corporation, and Merck & Co. to market certain of its potential products, may enter into future collaborations by which the Company will come to rely on the collaboration to market its products, and may decide to market other potential products directly. To market any of its potential products directly, the Company must develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or relationships with third parties, or that it will be successful in gaining market acceptance for its potential products. Under its existing collaborations, and to the extent that the Company enters into future co-promotion or other licensing arrangements, any revenues received by the Company under those collaborations will depend upon the efforts of third parties, and there can be no assurance that such efforts will be successful.

HUMAN RESOURCES

   As of January 1, 1997, Arris employed 160 individuals, of whom 67 hold Ph.D. or M.D. degrees and 32 hold other advanced degrees. Approximately 134 employees are engaged in research and development activities, including a variety of disciplines within the areas of molecular biology and other biological sciences, medicinal chemistry, computer sciences and clinical development. Approximately 26 employees are employed in finance, corporate development and general administrative activities. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good. Additionally, Arris augments its full time staff through part-time consulting arrangements with experienced, professional scientists and managers.

ITEM 2. PROPERTIES

   Arris currently occupies approximately 121,000 square feet of leased laboratory, support and administrative space in South San Francisco, California. Leases expire on these facilities on December 31, 1997 with respect to approximately 2,700 square feet, October 31, 2001 with respect to the approximately 49,000 square feet, and August 4, 2006 for the remainder of the Company's facilities. In addition to the above listed facilities, the Company is subleasing approximately 32,000 square feet to an unrelated third party, with the lease and sublease expiring on July, 31, 2000. The Company's existing and planned facilities are believed to be adequate to meet its present requirements, and the Company currently believes that suitable additional space will be available to it, when needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II.


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock began trading on the Nasdaq National Market under the symbol "ARRS" on November 19, 1993. Prior to that date, there was no public market for the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock reported on the Nasdaq National Market. These over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent the sales prices in actual transactions.

                                                                               HIGH        LOW
                                                                             ---------  ---------

1995
  First Quarter............................................................  $    7.63  $    5.72
  Second Quarter...........................................................      11.13       7.00
  Third Quarter............................................................      14.25       8.75
  Fourth Quarter...........................................................      15.25       9.25

1996
  First Quarter............................................................  $   19.50  $   12.50
  Second Quarter...........................................................      17.25      11.38
  Third Quarter............................................................      14.50       9.50
  Fourth Quarter...........................................................      16.25      12.25

    On March 19, 1997, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $13.50 per share.

HOLDERS

    As of February 28, 1997 there were approximately 283 stockholders of record of the Company's Common Stock.

DIVIDENDS

    The Company has not paid dividends on its Common Stock and currently does not plan to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    On December 30, 1996 the Company issued an aggregate of 518,701 shares of its Common Stock to the former preferred stockholders of Khepri Pharmaceuticals, Inc., in connection with the second payment obligation to such stockholders pursuant to the terms of the stock-for-stock acquisition. See "Item 1. Business -Acquisition of Khepri." Such issuance was made without registration upon reliance of Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

                         ARRIS PHARMACEUTICAL CORPORATION

    The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" which is included elsewhere in this Annual Report on Form 10-K.

                                                                            YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------------
                                                               1992       1993       1994      1995 (1)     1996
                                                             ---------  ---------  ---------  ----------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Consolidated Statements of Operations:
Contract revenues..........................................  $  --      $   2,542  $   8,304  $   16,727  $  21,560
Operating expenses:
  Research and development.................................      6,994      8,910     13,155      14,689     24,319
  General and administrative...............................      1,531      2,283      4,010       4,247      5,409
  Acquired in-process research and development.............     --         --         --          22,514        230
                                                             ---------  ---------  ---------  ----------  ---------
    Total operating expenses...............................      8,525     11,193     17,165      41,450     29,958
                                                             ---------  ---------  ---------  ----------  ---------
Operating loss.............................................     (8,525)    (8,651)    (8,861)    (24,723)    (8,398)
Interest income (expense), net.............................        (68)       172        522         990      2,470
                                                             ---------  ---------  ---------  ----------  ---------
Net loss...................................................  $  (8,593) $  (8,479) $  (8,339) $  (23,733) $  (5,928)
                                                             ---------  ---------  ---------  ----------  ---------
                                                             ---------  ---------  ---------  ----------  ---------
Net loss per share.........................................  $   (2.15) $   (2.10) $   (0.97) $    (2.71) $   (0.45)
Weighted average number of shares outstanding..............      4,006      4,031      8,570       8,745     13,177


                                                                          DECEMBER 31,
                                                         --------------------------------------------------------
                                                             1992        1993       1993     1995 (2)     1996
                                                         ------------  ---------  ---------  ---------  ---------
                                                                              (IN THOUSANDS)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable investments......   $    8,422   $  25,610  $  30,070  $  31,105  $  66,720
Total assets...........................................       11,934      31,063     34,786     40,293     80,832
Long-term obligations..................................       26,429       3,352      7,645     16,490     10,676
Accumulated deficit....................................      (16,325)    (24,804)   (33,298)   (56,876)   (62,804)
Total stockholders' equity.............................      (16,288)     21,654     13,425      7,278     52,900

------------------------

(1) Includes the results of operations of Khepri from December 22, 1995 through December 31, 1995, including a one-time charge for acquired in-process research and development. Excluding such one-time charge, net loss and net loss per share would have been $1,219,000 and $0.14 per share, respectively. With the acquisition of Khepri, the Company expects net loss from continuing operations to increase significantly.

(2) Includes the acquisition of Khepri as of December 22, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as under "Item 1. Business," including, "Business Risks."

OVERVIEW

    Since its inception in April 1989, the Company has devoted substantially all of its resources to its research and development programs. To date, the Company's only source of revenue has been its corporate collaborations with Pharmacia & Upjohn, Inc. and its predecessors ("PNU"), Amgen, Inc. ("Amgen"), Bayer AG ("Bayer"), SmithKline Beecham Corporation ("SB") and Merck & Co. ("Merck"). Its collaborations have taken a variety of forms including in each case certain of the following elements: payments to the Company of an up-front fee, purchase of the Company's common stock (PNU human growth hormone collaboration only), research funding payments, milestone payments, if and when milestones are achieved, and royalties upon the sale of any resulting products. Where appropriate, the up-front fees have been recorded as deferred revenue until earned.

    On December 22, 1995 and December 30, 1996 the Company issued an aggregate of 1,933,701 shares of common stock for all of the outstanding capital stock of Khepri Pharmaceuticals, Inc. ("Khepri"), a development stage company focusing on the discovery of therapeutic inhibitors of cysteine proteases. The acquisition was a tax-free reorganization accounted for as a purchase. The purchase price was allocated to acquired assets and assumed liabilities based upon their fair value at the date of acquisition. Approximately $22.5 million of the purchase price was allocated to in-process research and development, and has been charged as an expense in the year ended December 31, 1995. The operating results of Khepri from the date of acquisition to December 31, 1995 have also been included in the Company's consolidated results of operations for the year ended December 31, 1995. See "Item 1. Business--Acquisition of Khepri." In July 1996, the minority interest investors in Arris Canada (formerly Khepri Canada) exercised their option to exchange their holdings into 161,418 shares of the Company's
Common Stock.

    The Company has not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. As of December 31, 1996, the Company's accumulated deficit was approximately $62.8 million.

RESULTS OF OPERATIONS

Years Ended December 31, 1996 and 1995

CONTRACT REVENUE

    The Company's contract revenues increased to $21.6 million for the year ended December 31, 1996 from $16.7 million in 1995. The increase was due primarily to (i) the inclusion of a full year of research and development funding support under a collaboration with PNU, which commenced in August 1995, for the treatment of blood clotting disorders, (ii) the commencement of the collaboration with PNU in March 1996, for the use of combinatorial chemistry to create probe libraries consisting of 250,000 small molecule synthetic organic compounds, (iii) the commencement of the collaboration with SB in June 1996, to develop inhibitors using Arris' proprietary Delta technology targeting intracellular viral proteases, (iv) a milestone payment from Bayer in September 1996 for the development of a tryptase inhibitor for the treatment of asthma, and (v) the commencement of the collaboration with Merck in November 1996 to develop small molecule inhibitors of proteases involved in osteoporosis.

RESEARCH AND DEVELOPMENT

    The Company's research and development expenses increased to $24.3 million for the year ended December 31, 1996, from $14.7 million in 1995, primarily due to the expansion of the Company's research efforts in new and existing programs and the expenses of programs and facilities added as part of the December 22, 1995 acquisition of Khepri. Research and development expenses increased as a percentage of total expenses (without the consideration of acquired in-process research and development expenses of $230,000 and $22.5 million in 1996 and 1995, respectively) to 82% in 1996 from 78% in 1995. The Company expects its research and development costs to increase in absolute dollars in 1997 and 1998 due to expansion of its research programs and the conduct of preclinical studies and clinical trials.

GENERAL AND ADMINISTRATIVE

    The Company's general and administrative expenses increased to $5.4 million for the year ended December 31, 1996, from $4.2 million in 1995, primarily due to the addition of programs added as a result of the acquisition of Khepri, the addition of general and administrative personnel in support of the Company's expanded research and development efforts, and the expansion of the Company's facilities as well as business development activities. In spite of the overall increase, general and administrative expenses as a percentage of total expenses (without the consideration of acquired in-process research and development expenses of $230,000 and $22.5 million in 1996 and 1995, respectively) has decreased to 18% in 1996 from 22% in 1995. The Company expects its general and administrative expenditures to increase in absolute dollars in 1997 and 1998 in support of expanded research and development.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    In July 1996, in connection with the Company's acquisition of Khepri, the minority interest investors in Arris Pharmaceuticals Canada, Inc. ("Arris Canada"), exercised their right to exchange their interest in Arris Canada for 161,418 shares of the Company's Common Stock. Upon conversion of their shares in Arris Canada, Arris Canada became a wholly owned subsidiary of the Company. The fair value of the shares issued to those minority interest investors on the date of exercise exceeded the book value of the minority interest in Arris Canada by $230,000. This amount has been expensed as acquired in-process research and development for the year ended December 31, 1996. The Company recorded $22.5 million in 1995 as a one-time expense related to in-process research and development in connection with the acquisition.

INTEREST INCOME AND INTEREST EXPENSE

    Interest income increased to $3.1 million for the year ended December 31, 1996 from $1.3 million in 1995. The increase was largely due to the higher average cash balances in 1996 resulting from receipt of net proceeds of approximately $36.2 million from the follow-on public offering of 3,000,000 shares of the Company's Common Stock which closed on March 27, 1996 and approximately $5.5 million from the exercise on April 24, 1996 by the underwriters of the over allotment option in the follow-on public offering of 450,000 shares, and from the receipt of a milestone fee from an existing collaboration and up-front fees collected under new collaborations. Interest expense increased to $670,000 for the year ended December 31, 1996 from $312,000 in 1995 as a result of higher average debt balances incurred to finance the expansion of the Company's facilities and acquisition of lab equipment.

PROVISION FOR INCOME TAX

    The Company incurred a net operating loss in 1996 and, accordingly, no provision for federal or state income taxes was recorded. As of December 31, 1996, the Company had federal net operating tax loss carryforwards of approximately $22.8 million. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended.

Years Ended December 31, 1995 and 1994

CONTRACT REVENUE

    The Company's contract revenues increased to $16.7 million for the year ended December 31, 1995 from $8.3 million in 1994. The increase is due to (i) the inclusion of a full year of research and development funding support under a collaboration with Bayer, which commenced in November 1994, for the development of tryptase and chymase inhibitors, (ii) the commencement of the PNU collaboration regarding inhibitors of clotting factors in August 1995,
(iii) the commencement of the PNU combinatorial chemistry collaboration in March 1995 and (iv) the expansion of research, resulting in increased revenues, in accordance with the collaboration with Amgen for the development of small molecule oral mimetics of erythropoietin, originally commenced in 1993.

RESEARCH AND DEVELOPMENT

    The Company's research and development expenses increased to $14.7 million for the year ended December 1995, from $13.2 million in 1994, primarily due to the expansion of the Company's research efforts under the programs described above, increases in personnel and expansion of facilities.

GENERAL AND ADMINISTRATIVE

    The Company's general and administrative expenses increased to $4.2 million for the year ended December 31, 1995 from $4.0 million in 1994. The increase was primarily incurred in support of the extension of the Company's research and development programs, increased business development activities and expansion of the Company's facilities.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    In December 1995, the Company recorded a one-time charge of $22.5 million related to acquired in-process research and development in connection with the acquisition of Khepri.

INTEREST INCOME AND INTEREST EXPENSE

    Interest income increased to $1.3 million for the year ended December 31, 1995 from $869,000 in 1994. The increase was due to higher cash and investment balances from collaboration commitment fees, as well as higher interest rates. Interest expense decreased to $312,000 for the year ended December 31, 1995 from $347,000 in 1994. This decrease was a result of more favorable financing terms, offset by an overall increase in obligations outstanding.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations since inception primarily through private and public offerings of its capital stock and through corporate collaborations. As of December 31, 1996, the Company had realized approximately $91 million in net proceeds from offerings of its capital stock. In addition, the Company has realized $62 million since inception from its corporate collaborations (excluding the $5.4 million equity investment in the Company made by PNU).

    The Company's principal sources of liquidity are its cash and investments, which totaled $66.7 million as of December 31, 1996. In September 1996, the Company arranged for a $12 million line of credit from Bank of America, which is available through December 1997. As of December 31, 1996 the Company had borrowed $6.4 million and had $5.6 million remaining available under this line of credit.

    During the year ending December 31, 1996, $5.0 million of cash was used in operations, $6.9 million was expended for the purchase of property and equipment and $48.2 million was realized through financing activities, primarily due to the follow-on public offering in March 1996. Additional equipment is expected to be needed as the Company increases its research and development activities. The Company received net debt financing of $4.7 million in 1996, which includes $6.4 million in proceeds from the line of credit, discussed above, and net repayments over proceeds from capital leases and a bank note payable of $1.7 million.

    The Company's revenues presently are attributable to collaborations with PNU, Amgen, Bayer, SB and Merck. The PNU human growth hormone collaboration extends through mid-1997. The Amgen erythropoietin collaboration concluded in February 1997. The proof-of-concept phase of the SB collaboration ends in June 1997 and can be extended by SB beyond that into a research phase. All of the Company's other collaborations extend 12 months beyond March 1997. If the Company is unable to renew any of these existing collaborations or extend the SB collaboration into the research phase, such events may have a material adverse effect on the Company's results of operation and financial condition. The cash received by the Company under all collaborations for the year ended December 31, 1996 was approximately $20.3 million. This amount includes the up-front payment from PNU in connection with the combinatorial chemistry agreement which commenced in March 1996, the up-front payment from SB in connection with the antiviral collaboration which commenced in June 1996 and the up-front payment from Merck in connection with the small molecule inhibitors of proteases involved in osteoporosis. The aggregate collaboration funding to be received by the Company in 1997 and 1998 is expected to be less than that received in 1996, excluding milestone payments and new collaborations. There can be no assurance that the research support or any milestone payments will be realized on a timely basis or at all.

    The Company expects that its existing capital resources, including research and development revenues from existing collaborations, will enable the Company to maintain current and planned operations through at least the next 48 months. The Company anticipates that it will need to raise substantial additional capital to fund its operations beyond that time.

The Company expects that it will seek such additional funding through new collaborations, through the extension of existing collaborations or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If all additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, to reduce the scope of or to eliminate one or more of its research or development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself, which would have a material adverse affect on the Company's results of operations and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                            -----
Report of Ernst & Young LLP, Independent Auditors......................................       25
Consolidated Balance Sheets at December 31, 1996 and 1995..............................       26
Consolidated Statements of Operations for the three years ended December 31, 1996......       27
Consolidated Statement of Stockholders' Equity for the three years ended December 31,
  1996.................................................................................       28
Consolidated Statements of Cash Flows for the three years ended December 31, 1996......       29
Notes to Consolidated Financial Statements.............................................       31

                       REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Arris Pharmaceutical Corporation

We have audited the accompanying consolidated balance sheets of Arris Pharmaceutical Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arris Pharmaceutical Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                    Ernst & Young LLP

Palo Alto, California
February 10, 1997

                          ARRIS PHARMACEUTICAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
                                                                              (IN THOUSANDS)
Assets
Current assets:
 Cash and cash equivalents..............................................  $  10,822  $  21,706
 Short-term marketable investments......................................     37,021      9,399
 Prepaid expenses and other current assets..............................      2,217        798
                                                                          ---------  ---------
Total current assets....................................................     50,060     31,903
Marketable investments..................................................     11,627         --
Restricted cash and investments.........................................      7,250         --
Property and equipment, net.............................................     10,446      7,423
Note receivable from officer............................................        750         --
Other assets............................................................        699        967
                                                                          ---------  ---------
                                                                          $  80,832  $  40,293
                                                                          ---------  ---------
                                                                          ---------  ---------
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable.......................................................  $   1,439  $     872
 Accrued compensation...................................................      1,480      1,718
 Accrued merger costs...................................................         --        762
 Other accrued liabilities..............................................      1,570      1,889
 Current portion of deferred revenue....................................     10,783      8,585
 Current portion of notes payable and capital lease obligations.........      1,984      2,699
                                                                          ---------  ---------
Total current liabilities...............................................     17,256     16,525

Noncurrent portion of deferred revenue..................................      1,973      5,472
Noncurrent portion of notes payable and capital lease obligations.......      8,703      3,263
Convertible acquisition liability.......................................         --      6,185
Minority interest payable...............................................         --      1,570
Commitments
Stockholders' equity:
 Preferred stock, $0.001 par value, 10,000,000 shares authorized, none
  issued or outstanding.................................................         --         --
 Common stock, $0.001 par value; 30,000,000 shares authorized, 14,831,975 shares and 10,169,076 shares issued and outstanding at December 31,
  1996 and 1995, respectively...........................................    115,904     64,389
 Note receivable from officer...........................................       (200)      (200)
 Deferred compensation..................................................         --        (35)
 Accumulated deficit....................................................    (62,804)   (56,876)
                                                                          ---------  ---------
Total stockholders' equity..............................................     52,900      7,278
                                                                          ---------  ---------
                                                                          $  80,832  $  40,293

                                                                          ---------  ---------
                                                                          ---------  ---------

                          ARRIS PHARMACEUTICAL CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1996        1995       1994
                                                                                  ---------  ----------  ---------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE
                                                                                              AMOUNTS)
Contract revenue................................................................  $  21,560  $   16,727  $   8,304
Operating expenses:
 Research and development.......................................................     24,319      14,689     13,155
 General and administrative.....................................................      5,409       4,247      4,010
 Acquired in-process research and development...................................        230      22,514         --
                                                                                  ---------  ----------  ---------
Total operating expenses........................................................     29,958      41,450     17,165
                                                                                  ---------  ----------  ---------
Operating loss..................................................................     (8,398)    (24,723)    (8,861)
Interest income.................................................................      3,140       1,302        869
Interest expense................................................................       (670)       (312)      (347)
                                                                                  ---------  ----------  ---------
Net loss........................................................................  $  (5,928) $  (23,733) $  (8,339)
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------
Net loss per share..............................................................  $   (0.45) $    (2.71) $   (0.97)
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------
Shares used in computing net loss per share.....................................     13,177       8,745      8,570
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------

                                       27

                         ARRIS PHARMACEUTICAL CORPORATION

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 (In thousands, except share and per share amounts)

                                                                             NOTE
                                                      COMMON STOCK        RECEIVABLE                                     TOTAL
                                                ------------------------     FROM         DEFERRED      ACCUMULATED   STOCKHOLDERS'
                                                   SHARES       AMOUNT      OFFICER     COMPENSATION      DEFICIT        EQUITY
                                                ------------  ----------  -----------  ---------------  ------------  ------------
Balances at December 31, 1993................     8,493,321  $   46,981   $    (200)     $    (323)     $  (24,804)   $   21,654
Exercise of options and warrants to purchase
  common stock at $0.07-$5.95 per share......       114,213          42          --             --              --            42
Issuance of common stock at $5.46 and $4.89
  per share in connection with the Employee
  Stock Purchase Plan (net of offering costs
  of $60)....................................        27,384          78          --             --              --            78
Issuance of a warrant to purchase common
  stock at $7.00 per share...................            --           1          --             --              --             1
Amortization of deferred compensation........            --          --          --            144              --           144
Unrealized loss on securities held as
  available-for-sale.........................            --          --          --             --            (155)         (155)
Net loss.....................................            --          --          --             --          (8,339)       (8,339)
                                                 ----------     -------       -----          -----         -------       -------
Balances at December 31, 1994................     8,634,918      47,102        (200)          (179)        (33,298)       13,425
Exercise of options to purchase common stock
  at $0.35-$7.00 per share...................        74,484         162          --             --              --           162
Issuance of common stock at $4.89-$11.50
  per share (net of repurchases) for cash
  and services...............................        44,915         281          --             --              --           281
Issuance of common stock and value of
  options and warrants issued in connection
  with the acquisition of Khepri
  Pharmaceuticals, Inc.......................     1,414,759      16,844          --             --              --        16,844
Amortization of deferred compensation........            --          --          --            144              --           144
Recovery of unrealized loss on securities
  held as available-for-sale.................            --          --          --             --             155           155
Net loss.....................................            --          --          --             --         (23,733)      (23,733)
                                                  ---------     -------      ------         ------       ---------      --------
Balances at December 31, 1995................    10,169,076      64,389        (200)           (35)        (56,876)        7,278
Exercise of options and a warrant to
  purchase common stock at $0.32-$13.02
  per share..................................       466,088       1,425          --             --              --         1,425
Issuance of common stock at $13.00 per share
  net of issuance costs of $3,138............     3,450,000      41,712          --             --              --        41,712
Issuance of common stock at $4.89 to $9.46
  per share in connection with the Employee
  Stock Purchase Plan........................        66,692         393          --             --              --           393
Issuance of common stock in connection with
  the exercise of the Arris Canada minority
  interest option............................       161,418       1,800          --             --              --         1,800
Issuance of common stock in connection
  with the acquisition of Khepri
  Pharmaceuticals, Inc.......................       518,701       6,185          --             --              --         6,185
Amortization of deferred compensation........            --          --          --             35              --            35
Net loss.....................................            --          --          --             --          (5,928)       (5,928)
Balances at December 31, 1996................    14,831,975  $  115,904   $    (200)     $      --      $  (62,804)    $  52,900

                        ARRIS PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1996        1995       1994
                                                                                   ---------  ----------  ---------
                                                                                             (IN THOUSANDS)
Cash flows from operating activities
Net loss.........................................................................  $  (5,928) $  (23,733) $  (8,339)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
 Depreciation and amortization...................................................      3,859       2,454      2,245
 Loss on disposal of fixed assets................................................        209          --         --
 Stock issued and issuable for services..........................................         35          98         --
 Acquired in-process research and development....................................        230      22,514         --
 Changes in assets and liabilities:
  Prepaid expenses and other current assets......................................     (1,419)        742       (203)
  Other assets...................................................................         93         (31)       (39)
  Accounts payable...............................................................        567         347     (1,645)
  Accrued compensation...........................................................       (238)         27        460
  Accrued merger costs...........................................................       (762)         --         --
  Other accrued liabilities......................................................       (319)        810        222
  Deferred revenue...............................................................     (1,301)     (2,274)    12,053
                                                                                   ---------  ----------  ---------
Net cash and cash equivalents (used in) provided by operating activities.........     (4,974)        954      4,754
                                                                                   ---------  ----------  ---------
Cash flows from investing activities available for-sale-securities:
 Purchases.......................................................................    (11,628)     (8,808)        --
 Maturities......................................................................         --      16,853      9,418
Held-to-maturity securities:
 Purchases.......................................................................    (74,458)     (7,890)        --
 Maturities......................................................................     46,837       3,506         --
Purchase of restricted cash and investments......................................     (7,250)         --         --
Acquisition, net of cash balances................................................         --       2,266         --
Note receivable from officer.....................................................       (750)         --         --
Expenditures for property and equipment..........................................     (6,881)     (3,827)    (1,115)
                                                                                   ---------  ----------  ---------
Net cash and cash equivalents (used in) provided by investing activities.........    (54,130)      2,100      8,303
                                                                                   ---------  ----------  ---------
Cash flows from financing activities
Net proceeds from issuance of common stock.......................................     43,495         345        121
Proceeds from issuance of note payable and capital lease obligations.............      9,164       2,707      2,377
Principal payments on note payable and capital lease obligations.................     (4,439)     (1,565)    (1,522)
                                                                                   ---------  ----------  ---------
Net cash and cash equivalents provided by financing activities...................     48,220       1,487        976
                                                                                   ---------  ----------  ---------
Net (decrease) increase in cash and cash equivalents.............................    (10,884)      4,541     14,033
Cash and cash equivalents, beginning of year.....................................     21,706      17,165      3,132
                                                                                   ---------  ----------  ---------
Cash and cash equivalents, end of year...........................................  $  10,822  $   21,706  $  17,165
                                                                                   ---------  ----------  ---------
                                                                                   ---------  ----------  ---------

                    ARRIS PHARMACEUTICAL CORPORATION

          Increase (Decrease) in Cash and Cash Equivalents


                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1996       1995       1994
                                                                            ---------  ---------  ---------
                                                                                    (IN THOUSANDS)
Supplemental disclosure of cash flows information
Cash paid during the year for interest....................................  $     623  $     291  $     347
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------
Supplemental schedule of noncash investing and financing activities
Issuance of common stock and value of options and warrants issued in
  acquisition.............................................................  $   6,185  $  16,844  $      --
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------
Issuance of common stock to Arris Canada minority interest investors......  $   1,800  $      --  $     --
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------
Noncash acquisition of equipment under capital lease......................  $     --  $      --  $       7
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

                        ARRIS PHARMACEUTICAL CORPORATION

1. Organization and Summary of Significant Accounting Policies

ORGANIZATION

    Arris Pharmaceutical Corporation ("Arris" or the "Company") uses an integrated drug discovery approach combining structure-based drug design, combinatorial chemistry and its proprietary Delta Technology to discover and develop a number of diverse synthetic small molecule therapeutics for commercially important disease categories where existing therapies have significant limitations. Arris' product development includes protease programs targeting the inhibition of enzymes implicated in asthma, inflammatory disease, blood clotting disorders, infectious diseases, osteoporosis, cancer and autoimmune disease. The Company's technology platform also includes receptor-based discovery programs designed to discover small molecule drugs that mimic important therapeutic proteins that are already successful products.

    The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Arris Protease Corporation, Inc., and Arris Canada (formerly Khepri Pharmaceuticals Canada, Inc.) (see Note 2). All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments.

    Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

                        ARRIS PHARMACEUTICAL CORPORATION

1. Organization and Summary of Significant Accounting Policies (continued)

CASH AND CASH EQUIVALENTS AND INVESTMENTS (continued)

Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at amortized cost which approximated fair value.

Amortization of premiums and accretion of discounts to maturity are included in interest income. Realized gains and losses, and declines in value judged to be other than temporary are also included in interest income. The cost of securities sold is based on the specific identification method.

DEPRECIATION AND AMORTIZATION

Depreciation is provided for using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the term of the lease or economic useful life, whichever is shorter.

REVENUE RECOGNITION

Revenue recognized under the Company's collaborative research agreements is recorded when earned as defined in the respective agreements. Research funding and commitment fees are recognized over the research period. Benchmark payments are recognized as revenue upon achievement of mutually agreed upon milestones. Payments received in advance are recorded as deferred revenue until earned.

RESEARCH AND DEVELOPMENT

Research and development expenses consist of costs incurred for independent and collaborative research and development. These costs include direct and research-related overhead expenses. Research and development expenses under the collaborative research agreements approximate the revenue recognized under the agreements in 1996, 1995 and 1994 (exclusive of milestone and up-front commitment fees).

                        ARRIS PHARMACEUTICAL CORPORATION

1. Organization and Summary of Significant Accounting Policies (continued)

STOCK-BASED COMPENSATION

    In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issue to Employees" ("APB 25") and related interpretations in accounting for its employee stock option and purchase plans. See Note 6 for pro forma disclosures required by SFAS 123.

NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

2. Acquisition of Khepri Pharmaceuticals, Inc.

    On December 22, 1995, the Company acquired all of the outstanding capital stock of Khepri Pharmaceuticals, Inc. ("Khepri"), a development stage company engaged in research, development and marketing of protease and protease inhibitor compounds for the treatment of human diseases and disorders, by merging Khepri with and into Arris Protease, Inc., a wholly owned subsidiary of Arris. The transaction was accounted for as a purchase. The purchase price of $23,039,000 consisted of, among other items, the initial issuance of 1,415,000 shares of Company Common Stock, valued at $15,421,000, in exchange for all outstanding Khepri capital stock, options and warrants valued at $1,423,000 and an obligation due on December 30, 1996 for the Company, at its option, to either pay $6,185,000 in cash or issue approximately 520,000 common shares based on formulas defined in the merger agreement. The Company fulfilled the December 30, 1996 obligation described above by issuing 518,701 shares of its Common Stock.

    In connection with the acquisition, the Company renegotiated the stock exchange agreements between Khepri and the other investors in Arris Canada. Under the amended agreements, the Company, acting alone, or the minority interest investors, acting together, had the option to terminate both parties' funding obligations of Arris Canada and allow the minority interest investors to exchange their shares in Arris Canada for shares of the Company. In July 1996, the minority interest investors elected to convert their interest in Arris Canada into 161,418 shares of the Company's Common Stock, at which time Arris Canada became a wholly owned subsidiary.

                        ARRIS PHARMACEUTICAL CORPORATION

    The fair value of the Company's Common Stock at the time of the election by the minority interest investors in excess of the book value of the minority interest in July 1996 was $230,000. This amount was recorded as additional purchase price and charged to in process research and development for the year ended December 31, 1996.

3. COLLABORATIVE AGREEMENTS

MERCK

    In November 1996, the Company signed a collaborative research and development agreement with Merck & Co. ("Merck") for the development of small molecule inhibitors of proteases involved in osteoporosis. Arris received an initial commitment fee (which is being amortized over the initial research period). The agreement also calls for a two-year research term which may be extended at Merck's option, during which Arris receives research funding and benchmark payments upon the achievement of mutually agreed upon milestones. Arris granted Merck an exclusive license to develop, manufacture and market certain proteases inhibitors. Arris is to receive royalties on Merck's sales of licensed products. Approximately $804,000 in contract revenue was recognized under this agreement in 1996.

SMITHKLINE BEECHAM

    In June 1996, Arris entered into an agreement with SmithKline Beecham ("SB") to develop inhibitors using Arris' proprietary Delta technology with certain intracellular viral proteases. The agreement incorporates an initial proof-of concept phase and an optional research phase, if elected by SB. Arris has received a license fee and shall receive research funding and certain milestone payments during the proof-of-concept and research phases. Subject to the initiation of the research phase of the program, Arris granted SB an exclusive license to develop inhibitors of the target proteases using Arris' Delta technology and an exclusive license to manufacture and market products developed under the agreement. In return, Arris shall receive royalties on product sales. Approximately $725,000 in contract revenue was recognized under this agreement in 1996.

                        ARRIS PHARMACEUTICAL CORPORATION

BAYER

    In November 1994, Arris established a collaborative agreement with Bayer AG ("Bayer") aimed at developing inhibitors of the regulatory enzymes tryptase and chymase for the treatment of asthma and other inflammatory and auto-immune diseases. The agreement calls for a five-year research collaboration between the parties which Bayer may terminate at its discretion after three years. Arris received an initial commitment fee (which is being amortized over the noncancelable portion of the research period), is receiving research funding over the research period, and will receive benchmark payments upon the achievement of mutually agreed upon milestones. Arris granted Bayer the exclusive right to develop inhibitors of tryptase and chymase which result from the program, worldwide manufacturing and marketing rights to these compounds and assigned to Bayer certain rights to patents arising out of the collaboration. Arris is to receive royalties on Bayer's sales of licensed products. The Bayer collaboration provides that clinical development costs related to the Company's clinical compound, APC-366, will be borne by the Company through Phase IIb. If the results of the Phase IIb studies meet certain agreed-upon criteria, Bayer will assume development of APC-366. If the results fail to meet the criteria, development of APC-366 will be terminated. In September 1996, Bayer elected to initiate clinical development of an Arris compound, designated BAY-17-1998, the development costs of which are borne entirely by Bayer. Approximately $7,917,000, $7,667,000 and $639,000 in contract revenue was recognized under this agreement in 1996, 1995 and 1994, respectively.

Pharmacia & Upjohn

    In March 1996, the Company entered into a research agreement with Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") to use combinatorial chemistry to create a probe library consisting of 250,000 small molecule synthetic organic compounds. Arris has granted Pharmacia & Upjohn a co-exclusive license to the library being developed along with the technologies used for synthesis and screening. In return for the co-exclusive license, Arris received an upfront nonrefundable license payment (which is being amortized over the expected term of the agreement) and payments upon the delivery of the compounds.

                        ARRIS PHARMACEUTICAL CORPORATION

Pharmacia & Upjohn (continued)


    In August 1995, Arris entered into a research and development agreement with Pharmacia & Upjohn focused on the development of inhibitors of Thrombin, Factor Xa and Factor VIIa for the treatment of blood clotting disorders. The agreement calls for a five-year research collaboration between the parties which Pharmacia & Upjohn may terminate at its discretion after three years. Arris received an initial commitment fee (which is being amortized over the noncancelable portion of the research period), is receiving research funding over the research period, and will receive benchmark payments upon the achievement of mutually agreed upon milestones. Arris granted Pharmacia & Upjohn the exclusive right to develop inhibitors of Thrombin, FactorEXa and Factor VIIa which result from the program, as well as worldwide manufacturing and marketing rights to these compounds. Arris is to receive royalties on Pharmacia & Upjohn's sales of licensed products.

    In January 1994, the Company entered into an agreement with Pharmacia & Upjohn, which ended in January 1995, to apply the Company's proprietary computational algorithms to one of Pharmacia & Upjohn's in-house drug discovery programs.

    In March 1993, Arris entered into a research and development agreement with Pharmacia & Upjohn aimed at developing certain human growth factor mimetics, initially focusing on human growth hormone. The agreement, as extended, between Arris and Pharmacia & Upjohn calls for a research collaboration between the parties, the funded research phase of which ends in 1997. Further research may be conducted by Pharmacia & Upjohn pursuant to the agreement. Concurrent with the signing of the initial agreement, Pharmacia & Upjohn made a $5.4 million equity investment in Arris. Arris is receiving research funding during the term of the research collaboration and will receive benchmark payments if mutually agreed upon milestones are reached. Arris granted Pharmacia & Upjohn the exclusive right to develop growth factor mimetics discovered as well as worldwide manufacturing and marketing rights to these compounds. Arris is to receive royalties on Pharmacia & Upjohn's sales of any licensed products. Arris retains the rights to technology developed by the Company and gains licensing rights to certain technology developed by Pharmacia & Upjohn under the research program that may have application to other cytokine targets outside the focus of the collaboration.

    Arris has recognized a total of $8,585,000, $4,536,000 and $3,440,000 in revenues under these agreements for the years ended December 31, 1996, 1995 and 1994, respectively.

                        ARRIS PHARMACEUTICAL CORPORATION

Pharmacia & Upjohn (continued)

    In addition to its activities under these collaborative agreements, the Company purchased approximately $103,000 and $389,000 in supplies and equipment from Pharmacia & Upjohn and its subsidiaries in 1996 and 1995, respectively (none in 1994).

Amgen Inc.

    In May 1993, Arris entered into an agreement with Amgen Inc. ("Amgen") aimed at the development of synthetic, small molecule mimetics of erythropoietin ("EPO"). The agreement, as amended in 1996, calls for a research collaboration between the parties through February 1997. Further research will be conducted by Amgen. Arris received an initial commitment fee (which was amortized over the initial research period), received research funding over the research period and will receive benchmark payments as certain milestones are achieved. Arris granted Amgen the exclusive right to develop any EPO mimetic compounds discovered, as well as worldwide manufacturing and marketing rights to those compounds. Arris is to receive royalties on Amgen's sales of licensed products and under certain circumstances Arris is required to pay royalties to third parties. Arris has retained the rights to apply all technologies developed solely by the Company to the development of products outside the EPO field. Either Arris or Amgen can independently exploit jointly developed technology that does not pertain to EPO. Approximately $3,529,000, $4,523,000 and $4,193,000 of contract revenue was recognized under this agreement in 1996, 1995 and 1994, respectively.

                        ARRIS PHARMACEUTICAL CORPORATION

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of held-to-maturity securities at December 31, 1996 and 1995:

                                                                                    GROSS         GROSS      ESTIMATED
                                                                                 UNREALIZED    UNREALIZED      FAIR
                                                                       COST         GAINS        LOSSES        VALUE
                                                                     ---------  -------------  -----------  -----------
                                                                                       (IN THOUSANDS)
At December 31, 1996:
  U.S. treasury securities.........................................  $16,550       $ 1           $  --        $16,551
  U.S. agency securities...........................................    5,449         7              --          5,456
  Securities of U.S. corporations..................................   15,022         1              --         15,023
                                                                     ---------     ----        -----------  -----------
                                                                     $37,021       $ 9           $  --        $37,030
                                                                     ---------     ----        -----------  -----------
                                                                     ---------     ----        -----------  -----------
At December 31, 1995:
  U.S. treasury securities.........................................  $   5,015     $--           $(101)       $ 4,914
  U.S agency securities............................................      7,392      --             (23)         7,369
  Securities of U.S. corporations..................................     11,487      --             (14)        11,473
                                                                     ---------     ----        -----------  -----------
                                                                     $  23,894     $--           $(138)       $23,756
                                                                     ---------     ----        -----------  -----------
                                                                     ---------     ----        -----------  -----------

The following is a summary of available-for-sale securities at December 31, 1996 (none at December 31, 1995):

                                                                        GROSS          GROSS        ESTIMATED
                                                                     UNREALIZED     UNREALIZED        FAIR
                                                            COST        GAINS         LOSSES          VALUE
                                                          ---------  -----------  ---------------  -----------
                                                                             (IN THOUSANDS)
At December 31, 1996:
  U.S. treasury securities..............................  $ 9,909       $ --           $ --           $ 9,909
  Securities of U.S. corporations.......................    1,718         --             --             1,718
                                                          ---------     -----          ----          -----------
                                                          $  11,627     $ --           $ --           $11,627
                                                          ---------       -----        ----          -----------
                                                          ---------       -----        ----          -----------

                        ARRIS PHARMACEUTICAL CORPORATION

    Balance sheet classification:

                                                                                   GROSS        GROSS      ESTIMATED
                                                                                UNREALIZED   UNREALIZED      FAIR
                                                                       COST        GAINS       LOSSES        VALUE
                                                                     ---------  -----------  -----------  -----------
                                                                                      (IN THOUSANDS)
At December 31, 1996:
Short-term marketable investments..................................  $  37,021   $       9    $      --    $  37,030
Long-term marketable investments...................................     11,627          --           --       11,627
Restricted investments.............................................      7,250          --           --        7,250
                                                                     ---------  -----------       -----   -----------
                                                                     $  55,898   $       9    $      --    $  55,907
                                                                     ---------  -----------       -----   -----------
                                                                     ---------  -----------       -----   -----------
At December 31, 1995:
Cash equivalents...................................................  $  14,495   $      --    $      --    $  14,495
Short-term marketable investments..................................      9,399          --         (138)       9,261
                                                                     ---------  -----------       -----   -----------
                                                                     $  23,894   $      --    $    (138)   $  23,756
                                                                     ---------  -----------       -----   -----------
                                                                     ---------  -----------       -----   -----------

    At December 31, 1996, the contractual maturities of available-for-sale securities are due after one year and within two years. The contractual maturities of held-to-maturity securities are due within one year.

    The fair value of the note payable is estimated based on current interest rates available to the Company for debt instruments with similar terms, degree of risk and remaining maturities. The carrying value of the note payable approximates its fair value, as the interest rate on the note resets when the bank s reference rate changes.

    The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                        ARRIS PHARMACEUTICAL CORPORATION

5. PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost and consists of the following:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Machinery and equipment.................................................  $  12,345  $  11,087
Furniture and fixtures..................................................        487        448
Office equipment........................................................        274        225
Leasehold improvements..................................................      5,436      3,743
Construction in progress................................................      1,234        610
                                                                          ---------  ---------
                                                                             19,776     16,113
Less accumulated depreciation and amortization..........................     (9,330)    (8,690)
                                                                          ---------  ---------
                                                                          $  10,446  $   7,423
                                                                          ---------  ---------
                                                                          ---------  ---------

    Property and equipment includes approximately $10,548,000 and $9,363,000 recorded under capital leases at December 31, 1996 and 1995, respectively. Amortization is included with depreciation expense, and accumulated amortization of equipment under capital leases was approximately $6,673,000 and $4,730,000 at December 31, 1996 and 1995, respectively.

    On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The effect of adopting the statement was immaterial.

                        ARRIS PHARMACEUTICAL CORPORATION

6. STOCKHOLDERS EQUITY

WARRANTS

    In connection with various equipment lease arrangements and equity financings, the Company has issued warrants to purchase a total of 170,172 shares of the Company's common stock at prices ranging from $2.86 to $13.46 per share. These warrants expire at various dates from 1996 through 2002. During 1996, warrants to purchase 179 shares of common stock at $2.46 per share were exercised. Warrants to purchase 67,142 shares of common stock expired in 1996.

STOCK OPTIONS

    In 1989, the Company adopted the 1989 Stock Option Plan, whereby directors, officers, employees, and consultants may be issued restricted stock or granted incentive stock options or nonqualified stock options to purchase the Company's common stock at the discretion of the board of directors.

    In June 1994, the Company adopted the 1994 Non-Employee Directors Stock Option Plan, whereby 125,000 shares of common stock have been reserved for issuance to nonemployee directors upon the exercise of nonqualified stock options granted pursuant to the Plan.

    All options granted under these Plans become exercisable pursuant to the applicable terms of the grant. Generally, the exercise price of the options are granted at the average market value of the Company's common stock for the 15 days preceding the grant, vest ratably over four years and expire ten years from the date of grant.

                        ARRIS PHARMACEUTICAL CORPORATION

Stock Options (continued)

Transactions under all of the above plans are as follows:

                                                                   OUTSTANDING STOCK OPTIONS
                                                                -------------------------------  WEIGHTED-AVERAGE
                                                      SHARES      NUMBER OF        PRICE PER         EXERCISE
                                                    AVAILABLE       SHARES           SHARE             PRICE
                                                    ----------  --------------  ---------------  -----------------
Balances at December 31, 1993.....................     212,539         837,423  $    0.07-$7.00      $    4.50
  Shares reserved.................................     425,000              --          --                  --
  Options granted.................................    (228,856)        228,856  $    4.88-$7.00      $    5.56
  Options canceled................................      39,394         (39,394) $    0.35-$6.95      $    0.53
  Options exercised...............................          --         (93,119) $    0.07-$5.95      $    0.49
                                                    ----------  --------------  ----------------   -----------
Balances at December 31, 1994.....................     448,077         933,766  $    0.07-$7.00      $    5.33
  Shares reserved.................................     478,460              --          --                 --
  Options granted.................................    (626,425)        626,425  $    6.19-$13.08     $    8.12
  Options assumed.................................    (128,460)        128,460  $    1.23-$2.46      $    1.90
  Options canceled................................      58,115         (58,115) $    0.35-$11.60     $    6.63
  Options exercised...............................          --         (74,484) $    0.07-$5.95      $    2.35
  Shares repurchased..............................       7,142              --         $0.07         $    0.07
                                                    ----------  --------------  ----------------   -----------
Balances at December 31, 1995.....................     236,909       1,556,052  $    0.07-$13.08     $    4.65
  Shares reserved.................................     550,000              --           --                 --
  Options granted.................................    (857,076)        857,076  $   10.89-$16.12     $   13.64
  Options exercised...............................          --        (431,409) $    0.70-$13.02     $    2.11
  Options canceled................................     217,363        (217,363) $    0.84-$16.12     $    9.17
                                                    ----------  --------------  ----------------   -----------
Balances at December 31, 1996.....................     147,196       1,764,356  $    0.07-$16.12     $    9.10
                                                    ----------  --------------  ----------------   -----------
                                                    ----------  --------------  ----------------   -----------

    At December 31, 1996, options to purchase 534,517 shares under the plans were exercisable (655,267 and 371,366 at December 31, 1995 and 1994, respectively). The weighted average fair value of stock options granted were $11.13 and $8.30 in 1996 and 1995, respectively.

                        ARRIS PHARMACEUTICAL CORPORATION

6. Stockholders Equity (continued)

Stock Options (continued)

Options outstanding and exercisable by price range at December 31, 1996:

                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                 -------------------------------------------------------------------------------

                                       WEIGHTED-
                      OPTIONS           AVERAGE      WEIGHTED-      OPTIONS         WEIGHTED-
   RANGE OF        OUTSTANDING AT      REMAINING      AVERAGE    EXERCISABLE AT      AVERAGE
   EXERCISE          DECEMBER 31,     CONTRACTUAL    EXERCISE     DECEMBER 31,      EXERCISE
    PRICES              1996             LIFE          PRICE         1996             PRICE
---------------  ------------------  --------------  ----------  ---------------  -------------
                                       (IN YEARS)
$0.07-$1.26.....       185,569            5.83         $ 0.63       172,137          $ 0.59
$1.85-$5.95.....       214,557            7.17         $ 3.87       142,828          $ 3.91
$5.96-$11.30....       670,926            8.47         $ 8.69       210,619          $ 8.26
$11.32-$16.12...       693,304            9.45         $14.20        75,284          $14.36
                     ---------                                      -------
                     1,764,356            8.32         $ 9.10       600,868          $ 5.49
                     ---------            ----         ------       -------          ------
                     ---------            ----         ------       -------          ------

    In fiscal 1993, the Company recorded $404,000 in deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's Common Stock, as determined by the board of directors, for certain options granted prior to the Company's initial public offering effective date (November 19, 1993). Such options were granted at prices ranging from $0.84 to $5.95 per share with a deemed fair value ranging from $1.08 to $6.80 per share and the deferred compensation is being amortized over a three-year period. Amortization of deferred compensation for 1996, 1995 and 1994 was $35,000, $144,000 and $144,000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

    In October 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") for which employees who meet certain minimum employment criteria are eligible. Under the Purchase Plan, a total of 108,879 shares are reserved for future issuance; 66,692 shares were issued in 1996 (47,045 shares were issued in 1995). Eligible employees may purchase stock at 85% of the lower of the fair market value of the stock at the enrollment or purchase date.

                        ARRIS PHARMACEUTICAL CORPORATION

6. Stockholders Equity (continued)

Stock Bonus Plan

    In December 1993, the Company adopted the 1993 Employee Stock Bonus Plan, whereby the Company would reward employees for contributions to the Company and encourage the alignment of the employees long-term interests with those of the Company by granting stock to certain employees for no consideration. These shares do not vest unless the recipient remains an employee of the Company for two years from the date of grant. Under the plan, 50,000 common shares were reserved for grant. Grants for 10,050 shares were outstanding under this plan at December 31, 1996. Additionally, 34,500 shares had vested as of December 31, 1996.

STOCK-BASED COMPENSATION

    As of December 31, 1996, the Company has four stock-based compensation plans, which are described above. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock-based awards because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock-based awards. Compensation expense with respect to such awards has been immaterial.

PRO FORMA DISCLOSURES

    Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based awards granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these stock-based awards was estimated at the date of grant using a Black-Scholes option pricing model for the multiple option approach. Under this approach, the expected life of the option is defined as the period from the vesting date to the expected exercise date. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based awards to its employees.

                        ARRIS PHARMACEUTICAL CORPORATION

6. Stockholders Equity (continued)

STOCK-BASED COMPENSATION (CONTINUED)

PRO FORMA DISCLOSURES (CONTINUED)


    The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                                                                EMPLOYEE STOCK
                                                                                             OPTIONS            PURCHASE PLAN
                                                                                       --------------------  --------------------
                                                                                         1996       1995       1996       1995
                                                                                       ---------  ---------  ---------  ---------
Expected life (years).............................................................       1.0        1.0        0.5        0.5
Expected volatility...............................................................       0.63       0.66       0.56       0.56
Risk-free interest rate...........................................................       5.90%      6.91%      5.30%      5.88%

    For purposes of pro forma disclosures, the estimated fair value of the stock-based awards are amortized to pro forma net loss over the options vesting period and the purchase plans six-month purchase period. The Company's as reported and pro forma information follows (in thousands, except for net loss per share information):

                                                                          YEARS ENDED DECEMBER 31,
                                                                         --------------------------
                                                                             1996          1995
                                                                         ------------  ------------
Net loss
  As reported...........................................................  $  (5,928)    $  (23,733)
  Pro forma.............................................................  $  (8,308)    $  (24,632)
Net loss per share
  As reported...........................................................  $   (0.45)    $    (2.71)
  Pro forma.............................................................  $   (0.63)    $    (2.82)

    Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully realized until 1998.

                        ARRIS PHARMACEUTICAL CORPORATION

7. COMMITMENTS

LEASES

    The Company leases office and laboratory facilities and equipment. Rent expense, net of sublease income of $32,000 in 1996 (none in 1995 and 1994), for the years ended December 31, 1996, 1995 and 1994 was approximately $1,155,000, $825,000 and $555,000, respectively.

    Future minimum lease payments under noncancelable leases, net of noncancelable subleases, are as follows:

                                                            CAPITAL       OPERATING
                                                            LEASES         LEASES
                                                           ---------     -----------
                                                               (IN THOUSANDS)

1997......................................................   $ 2,288       $ 1,063
1998......................................................     1,262         1,032
1999......................................................       782         1,061
2000......................................................       352         1,183
2001......................................................       270         1,081
Thereafter................................................       --          3,053
                                                             ---------     --------
Total minimum lease payments..............................     4,954       $ 8,473
                                                                           --------
                                                                           --------
Less amount representing interest.........................      (667)
                                                             ---------
Present value of future lease payments....................     4,287
Less current portion......................................    (1,984)
                                                             ---------
Noncurrent portion of capital lease obligations........... $   2,303
                                                             ---------
                                                             ---------

NOTE PAYABLE

    In September 1996, the Company obtained a line of credit agreement to borrow up to $12 million by December 1997. Interest only payments are due monthly until April 1, 1998, at which time principal and interest is payable in 20 quarterly installments. The interest rate under the agreement varies depending upon the underlying collateral. The interest rate at December 31, 1996 was the LIBOR rate plus 1.5%, which was 7.1%. Borrowings under this agreement is secured by cash and marketable securities held by the financial institution. Accordingly, such marketable securities are classified as noncurrent, restricted cash and investments.

                        ARRIS PHARMACEUTICAL CORPORATION

NOTE PAYABLE (CONTINUED)

Principal maturities of the note payable at December 31, 1996 are as follows:

                                (IN THOUSANDS)
                                ---------------
              1997........         $     --
              1998........              960
              1999........            1,280
              2000........            1,280
              2001........            1,280
              Thereafter..            1,600

8. RELATED PARTY TRANSACTIONS

    On September 3, 1996, the Company loaned $750,000 to an executive officer for the purpose of assisting in the purchase of a residence in exchange for a note receivable. The note is full-recourse and is secured by 130,236 shares of the Company's common stock owned by the executive. The note is subject to an interest rate of 6.02% per annum. All accrued interest and principal are due September 3, 1998.

9. INCOME TAXES

    As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $22,800,000. The federal net operating loss carryforwards will expire at various dates beginning in 2004 through 2011.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

                        ARRIS PHARMACEUTICAL CORPORATION

Significant components of the Company's deferred tax assets are as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Net operating loss carryforwards........................................  $   7,900  $   6,500
Research credits (expiring 2004-2011)...................................      2,300      2,200
Capitalized research and development....................................     12,800     11,800
Other, net..............................................................      1,900      2,100
                                                                          ---------  ---------
Total deferred tax assets...............................................  $  24,900  $  22,600
Valuation allowance of deferred tax assets..............................    (24,900)   (22,600)
                                                                          ---------  ---------
Net deferred tax assets.................................................  $      --  $      --
                                                                          ---------  ---------
                                                                          ---------  ---------

    Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $3,500,000 and $3,000,000 during 1995 and 1994, respectively.

    Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Executive Officers and Key Employees" contained in the Company's definitive proxy statement to be filed no later than April 30, 1997 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held May 21, 1997 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a) (1)   Index to Financial Statements

          The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

    (2)   Index to Financial Statements Schedules

          All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

    (3)   Exhibits.



 EXHIBIT
 NUMBER                                            DESCRIPTION OF DOCUMENT
---------  --------------------------------------------------------------------------------------------------------

  3.1      Amended and Restated Certificate of Incorporation.(1)

  3.2      Amended and Restated Bylaws.(1)

 10.1      Registration Rights Agreement, among the Registrant and the other parties therein, dated April 16,
           1993.(1)

 10.2      1989 Stock Plan, as amended.(2)

 10.3      Form of Employee Stock Purchase Plan and Form of Offering Document.(2)(15)

 10.4      Letter Agreement between the Company and John P. Walker, dated January 19, 1993.(1)(2)

 10.6      Standard Industrial Lease between the Registrant and Shelton Properties, Inc., dated October 15, 1992, with related addenda and amendment.(1)

 10.7      Third Amendment to Lease between Registrant and Shelton Properties, Inc., dated March 29, 1994.(5)

 10.8      Master Equipment Lease Agreement between the Registrant and Phoenix Leasing Incorporated, dated as of
           April 12, 1993, with related amendments.(1)

 10.9      Re-Lease Agreement No. 6132A between the Registrant and PacifiCorp Credit Inc., dated December 27, 1992, with related agreements.(1)

 10.10     Master Equipment Lease Agreement No. 2982 between the Registrant and MMC/GATX Partnership No. I, dated as of January 7, 1992, with related addenda.(1)

 10.11     Research and License Agreement between the Registrant and Amgen Inc., dated May 28,
           1993.(1)(3)

 10.12     Sponsored Research Agreement between the Registrant, the Whitehead Institute for Biomedical Research and
           Dr. Harvey Lodish, dated May 28, 1993.(1)(3)

 10.13     License Agreement between the Registrant, the Whitehead Institute for Biomedical Research and
           Massachusetts Institute of Technology, dated May 28, 1993.(1)(3)

 10.14     Consent and Waiver between the Registrant, Amgen Inc., and the Whitehead Institute for Biomedical
           Research, dated May 28, 1993.(1)

 10.15     Collaboration Agreement between the Registrant and Pharmacia AB, dated March 29, 1993.(1)(3)



 10.15(a)  Collaboration Agreement between the Registrant and Pharmacia AB, dated March 29, 1993, page 42.(1)

 10.16     Project Agreement between the Registrant and Pharmacia AB, dated March 29, 1993.(1)(3)

 10.17     Form of Restricted Stock Purchase Agreement.(1)(2)

 10.18     Form of Indemnity Agreement entered into between the Registrant and its officers and directors.(1)(2)

 10.19     Stock Bonus Grant Plan.(2)(4)

 10.20     Financing Agreement between Hambrecht and Quist Guaranty Finance, L.P., dated March 29, 1994, including
           Security Agreement and Warrant Purchase Agreement of even date.(5)

 10.21     Loan and Security Agreement between Registrant and Silicon Valley Bank dated April 30, 1994.(5)

 10.22     1994 Non-Employee Directors' Stock Option Plan.(2)

 10.23     Fourth Amendment to Lease dated October 15, 1992 between the Registrant and Shelton Properties, Inc.
           dated October 1, 1994.(7)

 10.24     Collaborative Research and License Agreement between the Registrant and Bayer AG, a German corporation, dated November 28, 1994.(3)(8)

 10.25     Research Agreement between the Registrant and Pharmacia AB, a Swedish corporation, dated December 21,
           1994.(3)(7)

 10.26     Form of Fifth Amendment to Lease dated October 15, 1992 between the Registrant and Shelton Properties,
           Inc. dated August 28, 1996.(8)

 10.27     Master Equipment Lease Agreement between the Registrant and GE Capital dated August 18, 1995.(8)

 10.28     Collaborative Research and License Agreement between the Registrant and Pharmacia AB, a
           Swedish corporation, dated August 29, 1995.(8)(9)

 10.30     Agreement and Plan of Merger and Reorganization among the Registrant, Chapel Acquisition Corp. and
           Khepri Pharmaceuticals, Inc., dated November 7, 1995.(11)

 10.31     Form of Stockholder Agreement between the Registrant and certain former stockholders of Khepri
           Pharmaceuticals, Inc. (11)

 10.32     Form of Agreements among the Registrant, Khepri Pharmaceuticals Canada, Inc. and the holders of Class B
           Shares of Khepri Pharmaceuticals Canada, Inc. (11)

 10.33     Amendment to Agreement dated March 29, 1993 between the Registrant and Kabi Pharmacia AB, dated January
           31, 1996. (12)

 10.34     First Amendment to Research and License Agreement dated May 28, 1993 between Registrant and Amgen, Inc., dated February 2, 1996. (12)

 10.35     Research Agreement between the Registrant and Pharmacia & Upjohn, Inc., a Delaware corporation, dated
           February 29, 1996. (12)

 10.36     Form of Sixth Amendment to Lease dated October 15, 1992 between the Registrant and Shelton Properties,
           Inc. dated March 29, 1996. (12)

 10.37     Financing Agreement between Hambrecht and Quist Guaranty Finance, LLC, dated March 29, 1996, including
           Security Agreement and Warrant Purchase Agreement of even date. (12)

 10.38     Amendment to Lease Schedule under Master Property Lease Agreement dated March 29, 1994 between Hambrecht and Quist Guaranty Finance, L.P., dated March 29, 1996. (12)

 10.39     Standard Industrial Lease between the Registrant and The Equitable Life Assurance Society of the United
           States, dated August 5, 1996. (13)

 10.40     Business Loan Agreement between Registrant and Bank of America National Trust and



       Savings Association, dated September 24, 1996. (13)

10.41  Sublease Agreement between Registrant and Fibrogen, Inc., dated September 30, 1996. (13)

10.42  Promissory Note and Pledge Agreement, dated September 3, 1996, by John P. Walker in favor of Registrant.
       (13)

10.43  Research Collaboration and License Agreement between Merck & Co., Inc. and the Registrant, dated
       November 6, 1996.*

10.44  Transitional Services Agreement between Dr. N. Jean Warner and the Registrant, dated November 3, 1995.(2)

10.45  Collaborative Research and License Agreement between SmithKline Beecham Corporation and the Registrant, dated June 27, 1996. (14)

10.46  Loan and Security Agreement between Registrant and Silicon Valley Bank, dated March 29,
       1996. (14)

23.1   Consent of Ernst & Young LLP

24.1   Power of Attorney (incorporated in the signature page of this Form 10-K).

27     Financial Data Schedule

------------------------

 *   Confidential treatment requested
(1) Incorporated herein by reference to the Registration Statement on Form S-1 filed October 5, 1993, or amendments thereto (file number 33-69972).
(2)  Compensation plan.
(3)  Subject to confidential treatment order.
(4) Incorporated herein by reference to the Registration Statement on Form S-8 filed January 31, 1994 (file number 33-69972).
(5) Incorporated herein by reference to the Registrant's Statement on Form 10-Q for the Quarter ended March 31, 1994.
(6) Incorporated herein by reference to the Registration Statement on Form S-8 filed June 22, 1994 (file number 33-69972).
(7) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(8) Incorporated herein by reference to the Registrant's Statement on Form 10-Q for the Quarter ended September 30, 1995.
(9) Confidential treatment has been requested for portions of this document. Brackets indicate portions of text that have been omitted. A separate filing of such omitted text has been made with the Commission as part of the Company's application for confidential treatment.
(10) Incorporated herein by reference to the Registration Statement on Form S-8 filed June 20, 1995 (file number 33-92900).
(11) Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed November 13, 1995.
(12) Incorporated herein by reference to the Registration Statement on Form 10-Q for the Quarter ended March 31, 1996.
(13) Incorporated herein by reference to the Registration Statement on Form
     10-Q for the Quarter ended September 30, 1996.
(14) Incorporated herein by reference to the Registration Statement filed on Form S-3/A filed September 19, 1996 (file number 333-09307).
(15) Incorporated by reference to the Registration Statement on Form S-8 filed July 29, 1996 (file number 333-09095).

(b)(1) On November 13, 1995 the Registrant filed a report on Form 8-K with the Securities and Exchange Commission disclosing under "Item 5--Other Events" that (i) the Registrant had entered into an agreement with Khepri Pharmaceuticals, Inc. ("Khepri") pursuant to which the Registrant would acquire Khepri in a merger, (ii) that the Registrant had entered into agreements with certain stockholders of Khepri whereby such stockholders agreed to take certain actions to facilitate the merger and
       (iii) that the Registrant had entered into agreements with the stockholders of a subsidiary of Khepri modifying existing contracts with Khepri, subject to consummation of the merger.

   (2) On January 5, 1996 the Registrant filed a report on Form 8-K, and amended on February 5, 1996 with the Securities and Exchange Commission, in conjunction with the Company's acquisition of Khepri Pharmaceuticals, Inc., which was completed on December 22, 1995.

(c)    See Exhibits listed under Item 14(a)(3).

(d) All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the noted thereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997.

                                ARRIS PHARMACEUTICAL CORPORATION

                                BY:
                                     -----------------------------------------
                                                 John P. Walker
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints John P. Walker and Frederick J. Ruegsegger, or any of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


          SIGNATURE                        TITLE                       DATE
------------------------------  ---------------------------     -------------------

------------------------------   President, Chief Executive        March 28, 1997
       John P. Walker               Officer and Director
                                 (Principal executive officer)


------------------------------         Vice President              March 28, 1997
   Frederick J. Ruegsegger       and Chief Financial Officer
                                 (Principal financial and
                                    accounting officer)

------------------------------           Director                  March 28, 1997
        Brook H. Byers

------------------------------           Director                  March 28, 1997
   Anthony B. Evnin, Ph.d.


                                       55


          SIGNATURE                        TITLE                       DATE
------------------------------  ---------------------------     -------------------

------------------------------            Director                 March 28, 1997
      Vaughn M. Kailian

------------------------------            Director                 March 28, 1997
    Donald Kennedy, Ph.d.

------------------------------            Director                 March 28, 1997
  Hans U. Sievertsson, Ph.d.


                                   EXHIBIT INDEX


 EXHIBIT
 NUMBER                                            DESCRIPTION OF DOCUMENT                                                 PAGE
---------  -------------------------------------------------------------------------------------------------------------   -----

  3.1      Amended and Restated Certificate of Incorporation.(1)

  3.2      Amended and Restated Bylaws.(1)

 10.1      Registration Rights Agreement, among the Registrant and the other parties therein, dated April 16,
           1993.(1)

 10.2      1989 Stock Plan, as amended.(2)

 10.3      Form of Employee Stock Purchase Plan and Form of Offering Document.(2)(15)

 10.4      Letter Agreement between the Company and John P. Walker, dated January 19, 1993.(1)(2)

 10.6      Standard Industrial Lease between the Registrant and Shelton Properties, Inc., dated October 15, 1992, with related addenda and amendment.(1)

 10.7      Third Amendment to Lease between Registrant and Shelton Properties, Inc., dated March 29, 1994.(5)

 10.8      Master Equipment Lease Agreement between the Registrant and Phoenix Leasing Incorporated, dated as of
           April 12, 1993, with related amendments.(1)

 10.9      Re-Lease Agreement No. 6132A between the Registrant and PacifiCorp Credit Inc., dated December 27, 1992, with related agreements.(1)

 10.10     Master Equipment Lease Agreement No. 2982 between the Registrant and MMC/GATX Partnership No. I, dated as of January 7, 1992, with related addenda.(1)

 10.11     Research and License Agreement between the Registrant and Amgen Inc., dated May 28,
           1993.(1)(3)

 10.12     Sponsored Research Agreement between the Registrant, the Whitehead Institute for Biomedical Research and
           Dr. Harvey Lodish, dated May 28, 1993.(1)(3)

 10.13     License Agreement between the Registrant, the Whitehead Institute for Biomedical Research and
           Massachusetts Institute of Technology, dated May 28, 1993.(1)(3)

 10.14     Consent and Waiver between the Registrant, Amgen Inc., and the Whitehead Institute for Biomedical
           Research, dated May 28, 1993.(1)

 10.15     Collaboration Agreement between the Registrant and Pharmacia AB, dated March 29, 1993.(1)(3)



 10.15(a)  Collaboration Agreement between the Registrant and Pharmacia AB, dated March 29, 1993, page 42.(1)

 10.16     Project Agreement between the Registrant and Pharmacia AB, dated March 29, 1993.(1)(3)

 10.17     Form of Restricted Stock Purchase Agreement.(1)(2)

 10.18     Form of Indemnity Agreement entered into between the Registrant and its officers and directors.(1)(2)

 10.19     Stock Bonus Grant Plan.(2)(4)

 10.20     Financing Agreement between Hambrecht and Quist Guaranty Finance, L.P., dated March 29, 1994, including
           Security Agreement and Warrant Purchase Agreement of even date.(5)

 10.21     Loan and Security Agreement between Registrant and Silicon Valley Bank dated April 30, 1994.(5)

 10.22     1994 Non-Employee Directors' Stock Option Plan.(2)

 10.23     Fourth Amendment to Lease dated October 15, 1992 between the Registrant and Shelton Properties, Inc.
           dated October 1, 1994.(7)

 10.24     Collaborative Research and License Agreement between the Registrant and Bayer AG, a German corporation, dated November 28, 1994.(3)(8)

 10.25     Research Agreement between the Registrant and Pharmacia AB, a Swedish corporation, dated December 21,
           1994.(3)(7)

 10.26     Form of Fifth Amendment to Lease dated October 15, 1992 between the Registrant and Shelton Properties,
           Inc. dated August 28, 1996.(8)

 10.27     Master Equipment Lease Agreement between the Registrant and GE Capital dated August 18, 1995.(8)

 10.28     Collaborative Research and License Agreement between the Registrant and Pharmacia AB, a
           Swedish corporation, dated August 29, 1995.(8)(9)

 10.30     Agreement and Plan of Merger and Reorganization among the Registrant, Chapel Acquisition Corp. and
           Khepri Pharmaceuticals, Inc., dated November 7, 1995.(11)

 10.31     Form of Stockholder Agreement between the Registrant and certain former stockholders of Khepri
           Pharmaceuticals, Inc. (11)

 10.32     Form of Agreements among the Registrant, Khepri Pharmaceuticals Canada, Inc. and the holders of Class B
           Shares of Khepri Pharmaceuticals Canada, Inc. (11)

 10.33     Amendment to Agreement dated March 29, 1993 between the Registrant and Kabi Pharmacia AB, dated January
           31, 1996. (12)

 10.34     First Amendment to Research and License Agreement dated May 28, 1993 between Registrant and Amgen, Inc., dated February 2, 1996. (12)

 10.35     Research Agreement between the Registrant and Pharmacia & Upjohn, Inc., a Delaware corporation, dated
           February 29, 1996. (12)

 10.36     Form of Sixth Amendment to Lease dated October 15, 1992 between the Registrant and Shelton Properties,
           Inc. dated March 29, 1996. (12)

 10.37     Financing Agreement between Hambrecht and Quist Guaranty Finance, LLC, dated March 29, 1996, including
           Security Agreement and Warrant Purchase Agreement of even date. (12)

 10.38     Amendment to Lease Schedule under Master Property Lease Agreement dated March 29, 1994 between Hambrecht and Quist Guaranty Finance, L.P., dated March 29, 1996. (12)

 10.39     Standard Industrial Lease between the Registrant and The Equitable Life Assurance Society of the United
           States, dated August 5, 1996. (13)

 10.40     Business Loan Agreement between Registrant and Bank of America National Trust and



           Savings Association, dated September 24, 1996. (13)

 10.41     Sublease Agreement between Registrant and Fibrogen, Inc., dated September 30, 1996. (13)

 10.42     Promissory Note and Pledge Agreement, dated September 3, 1996, by John P. Walker in favor of Registrant.
           (13)

 10.43     Research Collaboration and License Agreement between Merck & Co., Inc. and the Registrant, dated
           November 6, 1996.*

 10.44     Transitional Services Agreement between Dr. N. Jean Warner and the Registrant, dated November 3, 1995.(2)

 10.45     Collaborative Research and License Agreement between SmithKline Beecham Corporation and the Registrant, dated June 27, 1996. (14)

 10.46     Loan and Security Agreement between Registrant and Silicon Valley Bank, dated March 29,
           1996. (14)

 23.1      Consent of Ernst & Young LLP

 24.1      Power of Attorney (incorporated in the signature page of this Form 10-K).

 27        Financial Data Schedule

------------------------

 *   Confidential treatment requested
(1) Incorporated herein by reference to the Registration Statement on Form S-1 filed October 5, 1993, or amendments thereto (file number 33-69972).
(2)  Compensation plan.
(3)  Subject to confidential treatment order.
(4) Incorporated herein by reference to the Registration Statement on Form S-8 filed January 31, 1994 (file number 33-69972).
(5) Incorporated herein by reference to the Registrant's Statement on Form 10-Q for the Quarter ended March 31, 1994.
(6) Incorporated herein by reference to the Registration Statement on Form S-8 filed June 22, 1994 (file number 33-69972).
(7) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(8) Incorporated herein by reference to the Registrant's Statement on Form 10-Q for the Quarter ended September 30, 1995.
(9) Confidential treatment has been requested for portions of this document. Brackets indicate portions of text that have been omitted. A separate filing of such omitted text has been made with the Commission as part of the Company's application for confidential treatment.
(10) Incorporated herein by reference to the Registration Statement on Form S-8 filed June 20, 1995 (file number 33-92900).
(11) Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed November 13, 1995.
(12) Incorporated herein by reference to the Registration Statement on Form 10-Q for the Quarter ended March 31, 1996.
(13) Incorporated herein by reference to the Registration Statement on Form
     10-Q for the Quarter ended September 30, 1996.
(14) Incorporated herein by reference to the Registration Statement filed on Form S-3/A filed September 19, 1996 (file number 333-09307).
(15) Incorporated by reference to the Registration Statement on Form S-8 filed July 29, 1996 (file number 333-09095).