Form 10-Q
period 1997-03-31
ARRIS PHARMACEUTICAL CORP/DE/
filed 1997-05-14
CIK 913056

                                  UNITED STATES
                       SECURITIES AND EXCHANGE  COMMISSION
                            WASHINGTON, D.C.   20549

                              --------------------

                                   FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________.

                         Commission File Number: 0-22788

                        ARRIS PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                  22-2969941
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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 14,963,227 as of April 30, 1997.

                        ARRIS PHARMACEUTICAL CORPORATION

                                      INDEX


                                                                        PAGE
PART I:  FINANCIAL INFORMATION

ITEM 1.     Financial Statements (unaudited) *

Consolidated Balance Sheets - March 31, 1997 and December 31, 1996......  3

Consolidated Statements of Operations - Three months
          ended March 31, 1997 and 1996.................................  4

Consolidated Statements of Cash Flows - Three months ended
           March 31, 1997 and 1996 .....................................  5

Notes to Consolidated Financial Statements - March 31, 1997.............  6

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  8

PART II:  OTHER INFORMATION ............................................ 13

ITEM 1.  Legal Proceedings
ITEM 2.  Changes in Securities
ITEM 3.  Defaults Upon Senior Securities
ITEM 4.  Submission of Matters to a Vote of Security Holders
ITEM 5.  Other Information
ITEM 6.  Exhibits and Reports on Form 8-K


SIGNATURES.............................................................  14




* The financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997.

                        ARRIS PHARMACEUTICAL CORPORATION

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                          March 31,   December 31,
                                                            1997          1996
                                                         (unaudited)
                                                         -----------  ------------
ASSETS                                                         (IN THOUSANDS)
Current assets:
  Cash and cash equivalents                               $   7,166     $  10,822
  Short-term marketable investments                          39,406        37,021
  Prepaid expenses and other current assets                   3,309         2,217
                                                          ---------     ---------
    Total current assets                                     49,881        50,060

Long-term marketable investments                              6,706        11,627
Restricted investments                                        9,250         7,250
Property and equipment, net                                  11,298        10,446
Other assets                                                  1,492         1,449
                                                          ---------     ---------
    TOTAL ASSETS                                          $  78,627     $  80,832
                                                          ---------     ---------
                                                          ---------     ---------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $   1,801     $   1,439
  Accrued compensation                                        1,027         1,480
  Other accrued liabilities                                   1,761         1,570
  Current portion of deferred revenue                         8,322        10,783
  Current portion of capital lease and debt obligations       1,899         1,984
                                                          ---------     ---------
    Total current liabilities                                14,810        17,256

Deferred revenue, noncurrent                                  2,146         1,973
Capital lease and debt obligations, net of current
  portion                                                    10,389         8,703

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares
    authorized, none issued or outstanding                       --            --
  Common stock, $.001 par value; 30,000,000 shares
    authorized, 14,938,674 shares and 14,831,975 shares
    issued and outstanding at March 31, 1997 and
    December 31, 1996, respectively                         116,332       115,904

  Note receivable from officer                                 (200)         (200)
  Accumulated deficit                                       (64,850)      (62,804)
                                                          ---------     ---------
    Total stockholders' equity                               51,282        52,900
                                                          ---------     ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  78,627     $  80,832
                                                          ---------     ---------
                                                          ---------     ---------

    See accompanying notes to consolidated financial statements.

                     ARRIS PHARMACEUTICAL CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                        1997           1996
                                                      --------       --------
                                                       (IN THOUSANDS, EXCEPT
                                                         PER SHARE AMOUNTS)
  Contract revenues                                   $   6,689      $   5,044

  Operating expenses:
      Research and development                            7,847          5,644
      General and administrative                          1,615          1,205
                                                      ---------      ---------

          Total operating expenses                        9,462          6,849
                                                      ---------      ---------

  Operating loss                                         (2,773)        (1,805)

  Interest income                                           949            357
  Interest expense                                         (222)          (115)
                                                      ---------      ---------

  Net loss                                            $  (2,046)     $  (1,563)
                                                      ---------      ---------
                                                      ---------      ---------

  Net loss per share                                  $   (0.14)     $   (0.15)
                                                      ---------      ---------
                                                      ---------      ---------

  Shares used in computing net loss per share            14,898         10,404
                                                      ---------      ---------
                                                      ---------      ---------

          See accompanying notes to consolidated financial statements.

                        ARRIS PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Three months ended
                                                                March 31,
                                                          ---------------------
                                                            1997        1996
                                                          ---------   ---------
                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $ (2,046)    $ (1,563)
Adjustments to reconcile net loss to net cash
  and cash equivalents used in operating
  activities:
    Depreciation and amortization                            1,052        1,017
    Changes in assets and liabilities:
      Prepaid expenses and other current assets             (1,091)        (728)
      Other assets                                             (89)          59
      Accounts payable, accrued liabilities and
        deferred revenue                                    (2,189)         977
                                                          ---------    --------
Net cash and cash equivalents used in operating
  activities                                                (4,363)        (238)
                                                          ---------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Held-to-maturity securities
  Purchases                                                 (9,683)      (8,857)
  Maturities                                                12,220           --

Purchase of restricted investments                          (2,000)          --
Expenditures for property and equipment                     (1,860)      (1,583)
                                                          ---------    --------
Net cash and cash equivalents used in investing
  activities                                                (1,323)     (10,440)
                                                          ---------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                     428       36,653
Proceeds from notes payable and lease financing              2,000        1,664
Principal payments on notes payable and capital
  leases                                                      (398)      (1,218)
                                                          ---------    --------
Net cash and cash equivalents provided by
  financing activities                                       2,030       37,099
                                                          ---------    --------

Net (decrease) increase in cash and cash
  equivalents                                               (3,656)      26,421
Cash and cash equivalents, beginning of period              10,822       21,706
                                                          ---------    --------

Cash and cash equivalents, end of period                   $ 7,166     $ 48,127
                                                          ---------    --------
                                                          ---------    --------

    See accompanying notes to consolidated financial statements.

                        ARRIS PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Arris Pharmaceutical Corporation, a Delaware corporation ("Arris" or the "Company"), uses an integrated drug discovery approach combining structure-based drug design, combinatorial chemistry and its proprietary Delta Technology to discover and develop a number of diverse synthetic small molecule therapeutics for commercially important disease categories where existing therapies have significant limitations. Arris' product development includes protease discovery programs targeting the inhibition of enzymes implicated in asthma, inflammatory disease, blood clotting disorders, infectious disease, osteoporosis, cancer and autoimmune disease. The Company's technology platform also includes receptor-based discovery programs designed to discover small molecule drugs that mimic important therapeutic proteins that are already successful products.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arris Protease, Inc., and Arris
Pharmaceuticals Canada, Inc. ("Arris Canada"). All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                        ARRIS PHARMACEUTICAL CORPORATION

2.  NOTE PAYABLE

In September, 1996, the Company obtained a line of credit agreement to borrow up to $12 million by December 1997. During the three months ended March 31, 1997, the Company borrowed an additional $2.0 million under this line of credit. Borrowing terms remain the same as December 31, 1996, except that the interest rate at March 31, 1997 was a combination of the LIBOR rate plus 1.5% and the bank's reference rate, which were 7.5% and 7.0%, respectively. At March 31, 1997, $3.6 million remains available under this line of credit.

3.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior
periods.   Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to have no effect on earnings per share for the first quarters ended March 31, 1997 and March 31, 1996. The impact of Statement 128 on the calculation of diluted earnings per share for these quarters is also expected to have no effect.

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "CERTAIN BUSINESS RISKS" BELOW AS WELL AS ELSEWHERE HEREIN, TOGETHER WITH THOSE DISCUSSED IN "ITEM 1. BUSINESS", INCLUDING "BUSINESS RISKS" ON FORM 10-K, FILED MARCH 31, 1997.

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

The Company has not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. As of March 31, 1997 the Company's accumulated deficit was approximately $64.9 million.

RESULTS OF OPERATIONS

Contract revenue

The Company's revenues increased to $6.7 million for the three-month period ended March 31, 1997 as compared to $5.0 million for the same period in 1996. All of the Company's revenues presently are attributable to collaborations with PNU, Amgen, Bayer, SB and Merck. The increase in 1997 was primarily due to: (i) the second portion of the license fee and research funding for the collaboration with SB to develop inhibitors using Arris' proprietary Delta technology targeting intracellular viral proteases, which commenced in June 1996, (ii) the research funding for the collaboration with Merck to develop small molecule inhibitors of proteases involved in osteoporosis, which commenced in November 1996 and (iii) the full effects of research funding and the initial shipment of 25,000 small molecule synthetic organic compounds under the combinatorial chemistry collaboration with PNU, (250,000 total compounds are due under the three year agreement), which commenced in March 1996. These increases were partially offset by lower revenues recognized under the erythropoetin collaboration with Amgen, in which the research funded portion ended during the first quarter

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


of 1997 and the human growth hormone collaboration with PNU, in which the research funded portion will end in mid-1997.

Research and development

Research and development expenses increased to $7.8 million of total operating expenses for the three-month period ended March 31, 1997 as compared to $5.6 million in the same period in 1996. This increase was primarily due to the expansion of the Company's research efforts in new and existing programs. Research and development expenses as a percentage of total operating expenses represents 83% in 1997, compared to 82% in 1996. The Company expects research and development costs will be incurred at increased levels for the remainder of 1997 when compared to 1996 as a result of further expansion of its research programs and conduct of preclinical studies and clinical trials.

General and administrative

The Company's general and administrative expenses increased to $1.6 million for the three- month period ended March 31, 1997 as compared to $1.2 million in the same period in 1996. The increase in expenses for the three-month period was primarily due to the addition of general and administrative personnel in support of the Company's expanded research and development efforts. General and administrative expenses as a percentage of total expenses represents 17% in 1997, as compared to 18% in 1996. The Company expects its general and administrative costs will be incurred at increased levels for the remainder of 1997 when compared to 1996 as a result of additional support necessary for expanded research and development.

Interest income and expense

Interest income increased to $949,000 for the three-month period ended March 31, 1997 as compared to $357,000 in the same period in 1996. The increase was largely due to the higher average cash balances during the period in 1997 resulting from receipt of net proceeds of approximately $36 million from the follow-on offering of 3,000,000 shares of the Company's common stock which closed on March 27, 1996, approximately $5.5 million from the exercise on April 24, 1996 by the underwriters of the over allotment option in the offering of 450,000 shares and to the receipt of up-front fees collected under new collaborations during the latter half of 1996. Interest expense increased to $222,000 for the three-month period ended March 31, 1997 as compared to $115,000 in the same period of 1996 as a result of higher average debt balances incurred to finance the expansion of the Company's facilities and acquisition of lab equipment.

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through private and public offerings of its capital stock and through corporate collaborations. As of March 31, 1997, the Company had realized approximately $91.4 million in net proceeds from offerings of its capital stock. In addition, the Company has realized $65.2 million from its corporate collaborations (excluding the $5.4 million equity investment in the Company made by PNU).

The Company's principal sources of liquidity are its cash and investments,
which totaled $62.5 million as of March 31, 1997.   In September 1996, the
Company arranged for a $12 million line of credit from Bank of America. As of March 31, 1997 the Company had borrowed $8.4 million and had $3.6 million remaining available under this line of credit.

Net cash used by operating activities during the three-month period ended March 31, 1997 was $4.4 million compared to $238,000 in the same period in 1996. This increase is primarily due to an increase in net loss for the 3 months ended March 31, 1997 and the timing of cash received under the Company's collaboration agreements with PNU, Amgen, Bayer, SB, and Merck. Cash used in operating activities is expected to fluctuate from quarter to quarter depending, in part, upon the timing and amounts, if any, of cash received from existing and any new collaboration agreements.

The Company also spent approximately $1.9 million for the purchase of property, plant and equipment during the three-month period ended March 31, 1997. Additional equipment will be needed as the Company increases its research and development activities. The Company received net financing of $1.6 million, which was comprised of borrowings under existing credit instruments and payments under lease agreements, during the three-months ended March 31, 1997.

The Company's revenues presently are attributable to collaborations with PNU, Amgen, Bayer, SB and Merck. The PNU human growth hormone collaboration extends through mid-1997. The research phase of the Amgen erythropoetin collaboration ended in February 1997. The proof of concept phase of the SB collaboration ends in June 1997 and can be extended by SB beyond that into a research phase. All of the Company's other collaborations extend beyond the next 12 months. If the Company is unable to renew any of these collaborations or extend the SB collaboration into the research phase, such events may have a material adverse effect on the Company's business and financial condition.

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

                       ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



If the Company develops any products which are not subject to collaborative agreements, it must either rely on other large pharmaceutical companies to market such products or must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market such products directly. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and products. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding health care reform. These risks and uncertainties are discussed further in "Item 1. -Business - Business Risks" on Form 10-K, filed by the Company March 31, 1997.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          a)   Exhibits

               27   Financial Data Schedule.


          b)   Reports on Form 8-K
               The Company filed no reports on Form 8-K for the quarter ended March 31, 1997.

                        ARRIS PHARMACEUTICAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ARRIS PHARMACEUTICAL CORPORATION



Date: May 14, 1997            By:   /s/ John P. Walker
                                    --------------------------------------
                                    John P. Walker
                                    President, Chief Executive Officer
                                    and Director





Date: May 14, 1997            By:   /s/ Frederick J. Ruegsegger
                                    --------------------------------------
                                    Frederick J. Ruegsegger
                                    Vice President and Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)