Form 10-Q
period 1997-06-30
ARRIS PHARMACEUTICAL CORP/DE/
filed 1997-08-14
CIK 913056

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                               ------------------

                                   FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

                                180 KIMBALL WAY
                    SOUTH SAN FRANCISCO, CALIFORNIA 94080
                   (Address of principal executive offices)

                               (650) 829-1000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 15,067,114 as of July 31, 1997.

                        ARRIS PHARMACEUTICAL CORPORATION

                                    INDEX


                                                                       PAGE
PART I:  FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited) *

Consolidated Balance Sheets - June 30, 1997 and December 31, 1996. . . .  3

Consolidated Statements of Operations - Three and six months ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Cash Flows - Six months ended
          June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . .  5

Notes to Consolidated Financial Statements - June 30, 1997 . . . . . . .  6


ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . .  8


PART II:  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . 14

ITEM 1.  Legal Proceedings
ITEM 2.  Changes in Securities
ITEM 3.  Defaults Upon Senior Securities
ITEM 4.  Submission of Matters to a Vote of Security Holders
ITEM 5.  Other Information
ITEM 6.  Exhibits and Reports on Form 8-K


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15



* The financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997.

                        ARRIS PHARMACEUTICAL CORPORATION

PART 1:    FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                          June 30,        December 31,
                                                           1997              1996
                                                        (unaudited)           (1)
                                                        -----------       ------------
                                                               (IN THOUSANDS)
ASSETS
Current assets:
    Cash and cash equivalents                          $ 19,451           $ 10,822
    Short-term marketable investments                    28,222             37,021
    Prepaid expenses and other current assets             2,831              2,217
                                                       --------           --------
        Total current assets                             50,504             50,060

Long-term marketable investments                            969             11,627
Restricted investments                                   11,250              7,250
Property and equipment, net                              12,717             10,446
Other assets                                              1,422              1,449
                                                       --------           --------
    TOTAL ASSETS                                       $ 76,862           $ 80,832
                                                       --------           --------
                                                       --------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $  1,941           $  1,439
    Accrued compensation                                  1,291              1,480
    Other accrued liabilities                             1,622              1,570
    Current portion of deferred revenue                   8,296             10,783
    Current portion of capital lease
      and debt obligations                                1,387              1,984
                                                       --------           --------
        Total current liabilities                        14,537             17,256

Deferred revenue, noncurrent                                801              1,973
Capital lease and debt obligations, net of current
  portion                                                12,361              8,703

Stockholders' equity:
 Preferred stock, $.001 par value; 10,000,000 shares
    authorized, none issued or outstanding                   --                 --

Common stock, $.001 par value; 30,000,000 shares
  authorized, 14,981,478 shares and 14,831,975 shares
  issued and outstanding at June 30, 1997 and
  December 31, 1996, respectively                       116,432            115,904
Note receivable from officer                               (200)              (200)
Accumulated deficit                                     (67,069)           (62,804)
                                                       --------           --------
        Total stockholders' equity                       49,163             52,900
                                                       --------           --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 76,862           $ 80,832
                                                       --------           --------
                                                       --------           --------

        See accompanying notes to consolidated financial statements.

(1) The balance sheet at December 31, 1996 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                       ARRIS PHARMACEUTICAL CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                        ------------------------      ------------------------
                                                           1997          1996            1997           1996
                                                        ---------      ---------      ---------      ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                                                $   6,176      $   5,990      $  12,865      $  11,034

Operating expenses:
    Research and development                                7,467          6,867         15,314         12,511
    General and administrative                              1,588          1,385          3,203          2,590
                                                        ---------      ---------      ---------      ---------

                 Total operating expenses                   9,055          8,252         18,517         15,101
                                                        ---------      ---------      ---------      ---------

Operating loss                                             (2,879)        (2,262)        (5,652)       ( 4,067)

Interest income                                               819            962          1,768          1,319
Interest expense                                             (159)          (163)          (381)          (278)
                                                        ---------      ---------      ---------      ---------

Net loss                                                $  (2,219)     $  (1,463)     $  (4,265)     $  (3,026)
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

Net loss per share                                      $   (0.15)     $   (0.11)     $   (0.29)     $   (0.25)
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

Shares used in computing net loss per share                14,966         13,870         14,932         12,137
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------


          See accompanying notes to consolidated financial statements.

                      ARRIS PHARMACEUTICAL CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                    Six months ended
                                                                        June 30,
                                                               --------------------------
                                                                 1997             1996
                                                               ---------        ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $ (4,265)        $ (3,026)
Adjustments to reconcile net loss to net cash and
     cash equivalents used in operating activities:
      Depreciation and amortization                               2,112            2,021
      Loss on disposal of fixed assets                               --              182
      Changes in assets and liabilities:
        Prepaid expenses and other current assets                  (613)          (1,616)
        Other assets                                                (63)              98
        Accounts payable, accrued liabilities and
          deferred revenue                                       (3,294)          (1,197)
                                                               --------         --------
Net cash and cash equivalents used in operating activities       (6,123)          (3,538)
                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
   Purchases                                                         --           (9,973)
   Maturities                                                       749               --
Purchase of held-to-maturity security
   Purchases                                                     (9,683)         (67,071)
   Maturities                                                    28,392           28,221
Purchase of restricted cash                                      (4,000)              --
Purchase of property and equipment                               (4,295)          (2,749)
                                                               --------         --------
Net cash and cash equivalents provided by
 (used in) investing activities                                  11,163          (51,572)
                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                          528           42,827
Proceeds from notes payable and lease financing                   4,350            2,886
Principal payments on notes payable and capital leases           (1,289)          (1,888)
                                                               --------         --------
Net cash and cash equivalents provided by financing
   activities                                                     3,589           43,825
                                                               --------         --------

Net increase (decrease) in cash and cash equivalents              8,629          (11,285)
Cash and cash equivalents, beginning of period                   10,822           21,706
                                                               --------         --------

Cash and cash equivalents, end of period                       $ 19,451         $ 10,421
                                                               --------         --------
                                                               --------         --------


        See accompanying notes to consolidated financial statements.

                       ARRIS PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997
                                 (unaudited)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Arris Pharmaceutical Corporation, a Delaware corporation ("Arris" or the "Company"), uses an integrated drug discovery approach combining structure-based drug design, combinatorial chemistry and its proprietary Delta Technology to discover and develop a number of diverse synthetic small molecule therapeutics for commercially important disease categories where existing therapies have significant limitations. Arris' product development programs include protease discovery programs targeting the inhibition of enzymes implicated in asthma, inflammatory disease, osteoporosis, cancer and autoimmune disease. The Company's technology platform also includes receptor-based discovery programs designed to discover small molecule drugs that mimic important therapeutic proteins that are already successful products.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arris Protease, Inc., and Arris
Pharmaceuticals Canada, Inc. ("Arris Canada"). All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                         ARRIS PHARMACEUTICAL CORPORATION

2.  NOTE PAYABLE

In September, 1996, the Company obtained a line of credit from Bank of America to borrow up to $12 million by December 1997. During the six months ended June 30, 1997, the Company borrowed $6.0 million, bringing the total borrowings under this line of credit to $10.4 million as of June 30, 1997. The interest rate at June 30, 1997 was a combination of the LIBOR plus 1.5% and the bank's reference rate, which were 7.5% and 7.0%, respectively. At June 30, 1997, $1.6 million remains available under this line of credit. Borrowings under this agreement are secured by cash and marketable securities held by Bank of America. Accordingly, such marketable securities are classified as noncurrent, restricted cash and investments.

3.  1989 STOCK OPTION PLAN

On May 21, 1997, stockholders approved the Company's 1989 stock option plan, as amended to increase the aggregate number of shares of common stock authorized for issuance under such plan by 750,000 shares, to 3,417,500 shares.

4.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The requirement is expected to have no effect on earnings per share for the six months ended June 30, 1997 and 1996. The impact of Statement 128 on the calculation of diluted earnings per share for these periods is also expected to have no effect.

5.  OTHER RECENT PRONOUNCEMENTS

In 1997, Statement of Financial Accounting Standard No. 130 (SFAS 130) "Reporting Comprehensive Income" and Statement of Financial Accounting Standard No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information" were issued and are effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of SFAS 130 and SFAS 131 in fiscal year 1998.

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "CERTAIN BUSINESS RISKS" BELOW AS WELL AS ELSEWHERE HEREIN, TOGETHER WITH THOSE DISCUSSED IN "ITEM 1. BUSINESS" AND "BUSINESS RISKS" IN THE COMPANY'S REPORT ON FORM 10-K, FILED MARCH 31, 1997.

OVERVIEW

Since its inception in April 1989, the Company has devoted substantially all of its resources to its research and development programs. To date, the Company's only source of revenue has been its corporate collaborations with Pharmacia & Upjohn, Inc. and its predecessors ("PNU"), Amgen, Inc. ("Amgen"), Bayer AG ("Bayer"), SmithKline Beecham Corporation ("SB"), Merck & Co. ("Merck") and its latest collaboration with Abbott Laboratories ("Abbott"). Its collaborations have taken a variety of forms including in each case certain of the following elements: payments to the Company of an up-front license fee, purchase of the Company's common stock (PNU human growth hormone collaboration only), research funding payments, purchase of compounds produced, milestone payments, if and when milestones are achieved, and royalties upon the sale of any resulting products. Where appropriate, the up-front license fees have been recorded as deferred revenue until earned.

In June 1997, the Company announced a new collaboration with Abbott for the transfer of a specialized drug discovery technology to be used by Abbott in a proprietary research program. This collaboration is different from earlier collaborations in that Arris has retained certain rights to transfer the technology to other pharmaceutical companies in the future. The contract provides for a license fee and royalties upon the commercialization of products, if any, resulting from the technology.

In June 1997, the Company announced the preliminary results from a Phase IIa study of APC-366, a tryptase inhibitor for asthma. The study reported statistical significance in the achievement of the study's primary endpoint, protection against the late airway response phase of asthma as measured three to nine hours after an allergen challenge and as compared to a placebo.
Arris is developing APC-366 as part of a research and development collaboration with Bayer. Bayer is developing a second-generation inhaled tryptase inhibitor, and expects to initiate Phase I safety studies of that compound later this year.

In July 1997, the Company announced that Arris and Bayer intend to modify their collaboration agreement for the development of inhibitors of the protease tryptase. Under the agreement, when amended, Arris will reacquire the rights to exploit tryptase inhibitors against two indications: inflammatory bowel disease and psoriasis. Bayer reserves the right, subject to certain financial conditions, to reenter those programs at the end of Phase IIb studies. Separately, beginning December 1997, Bayer will assume all responsibilities to pursue the collaboration's research plans for the discovery and

                         ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONTINUED)


development of an oral tryptase inhibitor. As a consequence, research funding to Arris will cease at that time.

The Company has not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. As of June 30, 1997, the Company's accumulated deficit was approximately $67.1 million.

RESULTS OF OPERATIONS

Contract revenue

The Company's revenues increased to $6.2 million and $12.9 million for the three- and six-month periods ended June 30, 1997, respectively, compared to $6.0 million and $11.0 million, respectively, for the comparable periods in 1996. All of the Company's revenues presently are attributable to collaborations with PNU, Amgen, Bayer, SB, Merck and Abbott. The increases in 1997 were primarily due to: (i) the full effects of the research funding for the collaboration with SB to develop inhibitors using Arris' Delta technology targeting intracellular viral proteases, which commenced in June 1996; (ii) the research funding for the collaboration with Merck to develop small molecule inhibitors of proteases involved in osteoporosis, which commenced in November 1996; (iii) the shipment of small molecule synthetic organic compounds under the combinatorial chemistry collaboration with PNU (250,000 total compounds are due under the three year agreement), which commenced in March 1996; and (iv) the recognition of a portion of a license fee from Abbott for the transfer of technology, which commenced in June 1997. These increases were partially offset by lower revenues recognized under the erythropoetin collaboration with Amgen, in which the research funded portion ended during the first quarter of 1997 and the human growth hormone collaboration with PNU, in which the research funded portion will end in 1997.

Research and development

Research and development expenses increased to $7.5 million and $15.3 million for the three- and six-month periods ended June 30, 1997, respectively, from $6.9 and $12.5 million in the comparable periods in 1996. This increase was primarily due to the expansion of the Company's research efforts in new and existing programs. Research and development expenses as a percentage of total expenses has remained relatively constant at approximately 83% for the three- and six-months ended June 30, 1997 and 1996. The Company expects its research and development costs will increase for the remainder of 1997 in absolute dollars when compared to 1996 as a result of further expansion of its research programs and conduct of preclinical studies and clinical trials.

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


General and administrative

The Company's general and administrative expenses increased to $1.6 million and $3.2 million for the three- and six-month periods ended June 30, 1997, from $1.4 and $2.6 million in the comparable periods in 1996. The increase in expenses for the three- and six-month periods was primarily due to the addition of general and administrative personnel in support of the Company's expanded research and development efforts. In spite of the overall increase, general and administrative expenses as a percentage of total expenses remained relatively constant at approximately 17% for the three- and six-month periods ended June 30, 1997 and 1996. The Company expects its general and administrative costs will increase for the remainder of 1997 in absolute dollars when compared to 1996 in order to provide corporate support for expanding research and development efforts.

Interest income and expense

Interest income decreased to $819,000 for the three-months ended June 30, 1997, from $962,000 for the same period in 1996 and increased to $1.8 million for the six-months ended June 30, 1997 from $1.3 million for the same period in 1996. The decrease for the three-months ended June 30, 1997 compared to the same period in 1996 was primarily due to the decrease in average cash balances between the periods. The increase for the six-months ended June 30, 1997 compared to the same period in 1996 was primarily due to the increase in average cash balances between the periods, resulting from receipt of net proceeds of approximately $36 million from the public offering of 3,000,000 shares of the Company's common stock which closed on March 27, 1996, and approximately $5.5 million from the exercise on April 24, 1996 by the underwriters of the over allotment option of 450,000 shares in the public offering. The receipt of up-front fees collected under new collaborations, proceeds from research funding and collection of revenues from the shipment of compounds under the collaboration with PNU have helped to sustain the cash levels. Interest expense decreased to $159,000 for the three-month period ended June 30, 1997, from $163,000 for the same period in 1996, and increased to $382,000 for the six-months ended June 30, 1997, from $278,000 for the same period in 1996. The decrease for the three-month period compared to the increase in the six-month period was the result of capital leases expiring at different times within the six-month period. The capital leases have a higher interest rate than the Bank of America line of credit. The Company has only used draw downs from this line for capital acquisitions during the six-months ended June 30, 1997. The Company expects interest expense to flucuate as financing needs change for further expansion of the Company's facilities and acquisition of lab equipment.

                       ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through private and public offerings of its capital stock and through corporate collaborations. As of June 30, 1997, the Company had realized approximately $91.5 million in net proceeds from offerings of its capital stock. In addition, the Company has realized $71.4 million from its corporate collaborations (excluding the $5.4 million equity investment in the Company made by PNU).

The Company's principal sources of liquidity are its cash and investments, which totaled $59.9 million as of June 30, 1997. In September 1996, the Company arranged for a $12 million line of credit from Bank of America. As of June 30, 1997 the Company had borrowed $10.4 million and had $1.6 million remaining available under this line of credit.

Net cash used by operating activities during the six-month period ended June 30, 1997 was $6.1 million compared to $3.5 million in the same period in 1996. The increase is primarily due to the increase in net loss for the six months ended June 30, 1997 and the timing of cash received under the Company's collaboration agreements. Cash used in operating activities is expected to fluctuate from quarter to quarter depending, in part, upon the timing and amounts, if any, of cash received from existing and any new collaboration agreements.

The Company also spent approximately $4.3 million for the purchase of property, plant and equipment during the six months ended June 30, 1997. Additional equipment will be needed as the Company increases its research and development activities. The Company received net financing of $3.1 million, which was comprised of borrowings under existing credit instruments and payments under lease agreements, during the six-months ended June 30, 1997.

The Company's revenues presently are attributable to collaborations with PNU, Amgen, Bayer SB, Merck and Abbott. The PNU human growth hormone collaboration extends through the end of 1997. The research phase of the Amgen erythropoetin collaboration ended in February 1997. The proof of concept phase of the SB collaboration has been extended through the end of 1997 and can be extended by SB for an additional six month period, at which time it may enter into a research phase. The research support of the Bayer collaboration for an oral tryptase inhibitor extends through November 1997. All of the Company's other collaborations extend beyond the next 12 months. If the Company is unable to renew any of these collaborations or extend the SB collaboration into the research phase, such events may have a material adverse effect on the Company's business and financial condition.

The Company expects that its existing capital resources, including research and development revenues from existing collaborations, will enable the Company to maintain current and planned operations through at least the next 45 months. The Company may need to raise substantial additional capital to fund its operations beyond the end of such period. The Company expects that it will seek such additional funding through new collaborations, through the extension of existing collaborations or through public or private equity or debt financing.

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


There can be no assurance that additional financing will be available on acceptable terms or at all. Any additional funds raised by issuing equity securities, may result in further dilution to stockholders. If adequate funds are not available, the Company may be required to delay, to reduce the scope of or to eliminate one or more of its research or development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself.

CERTAIN BUSINESS RISKS

The Company is at an early stage of development. The Company's technologies are, in many cases, new and all are still under development. All of the Company's proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. There can be no assurance that the Company's research and development efforts will be successful, that any of its proposed products will prove to be safe and efficacious in the clinical trials or that any commercially successful products will ultimately be developed by the Company. In addition, many of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators. Moreover, the Company is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the proposed products covered by the collaborations. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses over at least the next several years. The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct these costly and time consuming activities. All of the Company's revenues to date have been received pursuant to the Company's collaborations.

Should the Company or its collaborators fail to perform in accordance with the terms of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. The proposed products under development by the Company have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. The Company has no sales, marketing or distribution capability. If any of its products subject to collaborative agreements are successfully developed, the Company must rely on its collaborators to market such products.

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

                        ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and products. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding health care reform.
 These risks and uncertainties are discussed further in "Item 1. - Business - Business Risks" on Form 10-K, filed by the Company March 31, 1997.

                         ARRIS PHARMACEUTICAL CORPORATION

PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company's 1997 Annual Meeting of Stockholders was held on May 21, 1997. Stockholders were asked (i) to elect directors to serve for the ensuing year and until their successors are elected; (ii) to approve the Company's 1989 Stock Plan, as amended to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 750,000 shares, to 3,417,500 shares; (iii) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1997.

All of the matters were approved by the stockholders of the Company. The number of shares voted for, against and withheld for each matter were:

                                   In Favor            Withheld
                                   --------            --------
Election of Directors:
     John P. Walker                11,064,650          506,522
     Brook H. Byers                11,061,350          509,822
     Anthony B. Evnin              11,064,550          506,622
     Vaughn M. Kailian             11,061,350          509,822
     Donald Kennedy                11,061,286          509,886
     Hans U. Sievertsson           11,064,550          506,622

                                                                                     Broker
                                                  For        Against     Abstain    Non-votes
                                                  ---        -------     -------    ---------
Approve Amendment to the
     1989 Stock Plan:                          6,277,919    1,420,976     12,100    3,860,177
Selection of Ernst &  Young LLP               11,537,383        5,400     28,389            0

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          a)   Exhibits
               27   Financial Data Schedule.

          b)   Reports on Form 8-K
               The Company filed no reports on Form 8-K for the quarter ended June 30, 1997.

                        ARRIS PHARMACEUTICAL CORPORATION

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ARRIS PHARMACEUTICAL CORPORATION



Date:     August 14, 1997     By:   /s/ John P. Walker
                                 ------------------------------
                              John P. Walker
                              President,  Chief Executive Officer and Director



Date:  August 14, 1997        By:   /s/ Frederick J. Ruegsegger
                                 ------------------------------
                              Frederick J. Ruegsegger
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)