Form 10-Q
period 1997-09-30
ARRIS PHARMACEUTICAL CORP/DE/
filed 1997-11-14
CIK 913056

                                     UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                             OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________.

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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 15,164,260 as of October 31, 1997.

                          ARRIS PHARMACEUTICAL CORPORATION

                                        INDEX

                                                                    PAGE
PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited) *

Consolidated Balance Sheets - September 30, 1997 and December 31,1996........ 3

Consolidated Statements of Operations - Three and nine months ended September 30, 1997 and 1996.................................. 4

Consolidated Statements of Cash Flows - Nine months ended
          September 30, 1997 and 1996........................................ 5

Notes to Consolidated Financial Statements - September 30, 1997.............. 6


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 9



PART II:  OTHER INFORMATION .................................................15

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

                           ARRIS PHARMACEUTICAL CORPORATION

PART 1:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             CONSOLIDATED BALANCE SHEETS

                                                            September 30,   December 31,
                                                                 1997           1996
                                                             (unaudited)         (1)
                                                            -------------   ------------
                                                                   (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents                                   $  31,638      $  10,822
  Short-term marketable investments                              23,681         37,021
  Prepaid expenses and other current assets                       2,064          2,217
                                                              ----------     ----------
     Total current assets                                        57,383         50,060

Long-term marketable investments                                    995         11,627
Restricted investments                                                -          7,250
Property and equipment, net                                      12,759         10,446
Other assets                                                      1,715          1,449
                                                              ----------     ----------
  TOTAL ASSETS                                                $  72,852      $  80,832
                                                              ----------     ----------
                                                              ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $  1,201       $  1,439
  Accrued compensation                                            1,570          1,480
  Other accrued liabilities                                       1,686          1,570
  Current portion of deferred revenue                             6,886         10,783
  Current portion of capital lease and debt obligations           1,519          1,984
                                                              ----------     ----------
     Total current liabilities                                   12,862         17,256

Deferred revenue, noncurrent                                         83          1,973
Capital lease and debt obligations, net of current portion       13,255          8,703

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000
     shares authorized, none issued or outstanding                    -              -
  Common stock, $.001 par value; 30,000,000 shares
     authorized, 15,164,260 shares and 14,831,975 shares
     issued and outstanding at September 30, 1997 and
     December 31, 1996, respectively                            117,410        115,904
  Note receivable from officer                                     (200)          (200)
  Accumulated deficit                                           (70,558)       (62,804)
                                                              ----------     ----------
     Total stockholders' equity                                  46,652         52,900
                                                              ----------     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  72,852      $  80,832
                                                              ----------     ----------
                                                              ----------     ----------


    See accompanying notes to consolidated financial statements.

(1) The balance sheet at December 31, 1996 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                       ARRIS PHARMACEUTICAL CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                 -------------------------    --------------------------
                                                    1997           1996           1997           1996
                                                 ----------     ----------    -----------    -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                                         $  5,548       $  5,161      $  18,413      $  16,195

Operating expenses:
  Research and development                          7,527          5,615         22,841         18,126
  General and administrative                        1,930          1,289          5,132          3,879
  Acquired in-process
    research and development                            -            230              -            230
                                                 ----------     ----------    -----------    -----------
    Total operating expenses                        9,457          7,134         27,973         22,235
                                                 ----------     ----------    -----------    -----------

Operating loss                                     (3,909)        (1,973)        (9,560)       ( 6,040)

Interest income                                       745            879          2,513          2,198
Interest expense                                     (325)          (208)          (707)          (486)
                                                 ----------     ----------    -----------    -----------

Net loss                                        $  (3,489)     $  (1,302)     $  (7,754)     $  (4,328)
                                                 ----------     ----------    -----------    -----------
                                                 ----------     ----------    -----------    -----------

Net loss per share                               $  (0.23)      $  (0.09)      $  (0.52)      $  (0.34)
                                                 ----------     ----------    -----------    -----------
                                                 ----------     ----------    -----------    -----------


Shares used in computing net loss per share        15,070         14,136         14,978         12,803
                                                 ----------     ----------    -----------    -----------
                                                 ----------     ----------    -----------    -----------


           See accompanying notes to consolidated financial statements.

                        ARRIS PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                    -------------------------
                                                                        1997           1996
                                                                    -----------    ----------
                                                                         (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $  (7,754)     $  (4,328)
Adjustments to reconcile net loss to net cash and
 cash equivalents used in operating activities:
   Depreciation and amortization                                        3,212          2,981
   Stock grants issuable to employees                                       -             21
   Loss on disposal of fixed assets                                         -            184
   Acquired in-process research and development                             -            230
   Changes in assets and liabilities:
     Prepaid expenses and other current assets                            602         (1,665)
     Other assets                                                        (398)           (15)
     Accounts payable, accrued liabilities and
       deferred revenue                                                (6,269)        (2,821)
                                                                    -----------    ----------
Net cash and cash equivalents used in operating activities            (10,607)        (5,413)
                                                                    -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
  Purchases                                                            (4,999)       (10,915)
  Maturities                                                              749              -
Purchase of held-to-maturity securities:
  Purchases                                                            (9,683)       (59,323)
  Maturities                                                           37,906         17,653
Purchase of restricted cash                                            (4,000)             -
Release of restrictions on cash                                        11,250              -
Note receivable from officer                                                -           (750)
Purchase of property and equipment                                     (5,394)        (3,765)
                                                                    -----------    ----------
Net cash and cash equivalents provided by (used in)
  investing activities                                                 25,829        (57,100)
                                                                    -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                              1,506         43,043
Proceeds from notes payable and lease financing                        16,150          6,164
Principal payments on notes payable and capital leases                (12,062)        (3,993)
                                                                    -----------    ----------
Net cash and cash equivalents provided by financing
  activities                                                            5,594         45,214
                                                                    -----------    ----------

Net increase (decrease) in cash and cash equivalents                   20,816        (17,299)
Cash and cash equivalents, beginning of period                         10,822         21,706
                                                                    -----------    ----------

Cash and cash equivalents, end of period                            $  31,638       $  4,407
                                                                    -----------    ----------
                                                                    -----------    ----------


        See accompanying notes to consolidated financial statements.

                          ARRIS PHARMACEUTICAL CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997
                                      (unaudited)


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

BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                          ARRIS PHARMACEUTICAL CORPORATION

2.  NOTE PAYABLE

On September 29, 1997, the Company replaced its Bank of America line of credit with a new credit agreement with Sumitomo Bank, Limited and Silicon Valley Bank jointly to provide up to $20 million dollars in debt financing. Interest only payments are due quarterly until September 30, 1998, at which time principal and interest is payable in 48 monthly installments. Interest is computed on a Eurodollar rate, which was approximately 7.7% on September
30, 1997. The loan is subject to certain financial covenants over the course of the agreement. The Company was in compliance with all covenants at September 30, 1997. The balance outstanding on this loan at September 30, 1997 was $11.8 million.

3. STOCK OPTION PLANS

On May 21, 1997, stockholders approved the Company's 1989 stock option plan, as amended to increase the aggregate number of shares of common stock authorized for issuance under such plan by 750,000 shares, to 3,417,500 shares.

On August 31, 1997, the Company adopted the 1997 Non-Officer Equity Incentive Stock Option Plan, whereby non-officer employees and consultants may be issued nonqualified stock options to purchase the Company's common stock at the discretion of the board of directors. All options granted under this plan become exercisable pursuant to the applicable terms of the grant. Generally the exercise price of the options are granted at fair market value, vest ratably over four years and expire ten years from the date of grant.

4.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The requirement is expected to have no effect on earnings per share for the nine months ended September 30, 1997 and 1996. The impact of Statement 128 on the calculation of diluted earnings per share for these periods is also expected to have no effect.

                          ARRIS PHARMACEUTICAL CORPORATION

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

6.  SUBSEQUENT EVENT

On November 2, 1997, the Company signed a definitive agreement with Sequana Therapeutics, Inc. ("Sequana"), pursuant to which the Company will acquire all of the outstanding Common Stock of Sequana based on an exchange ratio of
1.35 shares of the Company's Common Stock for each share of Sequana. The acquisition will be accounted for as a "purchase" and is valued at approximately $166 million.

                           ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "CERTAIN BUSINESS RISKS" BELOW AS WELL AS ELSEWHERE HEREIN, TOGETHER WITH THOSE DISCUSSED IN "ITEM 1. BUSINESS" AND "BUSINESS RISKS" IN THE COMPANY'S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, FILED MARCH 31, 1997.

OVERVIEW

Since its inception in April 1989, the Company has devoted substantially all of its resources to its research and development programs. To date, the Company's only source of revenue has been its corporate collaborations with Pharmacia & Upjohn, Inc. and its predecessors ("PNU"), Amgen, Inc. ("Amgen"), Bayer AG ("Bayer"), SmithKline Beecham Corporation ("SB"), Merck & Co. ("Merck") and Abbott Laboratories ("Abbott"). Its collaborations have taken a variety of forms including, in each case, certain of the following elements: payments to the Company of an up-front commitment fee, purchase of the Company's common stock (PNU human growth hormone collaboration only), research funding payments, purchase of compounds produced, milestone payments when milestones are achieved, and royalties upon the sale of any resulting products. Where appropriate, the up-front commitment fees have been recorded as deferred revenue until earned.

In September 1997, the Company announced the results of the third in a series of Phase IIa studies of APC-366, a tryptase inhibitor for the treatment of asthma. The results of this crossover study of bronchial hyperresponsiveness showed improvement over the placebo control in two-thirds of the trial's asthmatic patients, however, did not reach statistical significance as measured by the amount of histamine (PD-20) required to produce a drop of 20 percent or more in FEV-1, a measure of lung function.

The Company has not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. As of September 30, 1997, the Company's accumulated deficit was approximately $70.6 million.

RESULTS OF OPERATIONS

Revenue

The Company's revenues increased to $5.5 million and $18.4 million for the three- and nine-month periods ended September 30, 1997, respectively, compared to $5.2 million and $16.2 million, respectively, for the comparable periods in 1996. All of the Company's revenues presently are attributable to collaborations with PNU, Amgen, Bayer, SB, Merck and Abbott. The increases in 1997 were primarily due to: (i) the full effects of the research funding for the

                           ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

collaboration with SB to develop inhibitors using Arris' Delta technology targeting intracellular viral proteases, which commenced in June 1996 and expanded in July 1997; (ii) the research funding for the collaboration with Merck to develop small molecule inhibitors of proteases involved in osteoporosis, which commenced in November 1996; (iii) the shipment of small molecule synthetic organic compounds under the combinatorial chemistry collaboration with PNU (250,000 total compounds are due under the three-year agreement), which commenced in March 1996; and (iv) the recognition of a portion of a license fee from Abbott for the transfer of technology, which commenced in June 1997. These increases were partially offset by lower revenues recognized under the erythropoeitin collaboration with Amgen, in which the research funded portion ended during the first quarter of 1997 and the human growth hormone collaboration with PNU, in which the research funded portion will end in 1997.

Research and development

Research and development expenses increased to $7.5 million and $22.8 million for the three- and nine-month periods ended September 30, 1997, respectively, from $5.6 and $18.1 million in the comparable periods in 1996. This increase was primarily due to the higher expenditures associated with the clinical trials of APC-366 and investments in proprietary research programs. Research and development expenses as a percentage of total expenses has remained relatively constant at approximately 80% and 82% of total expenses for the three- and nine-months ended September 30, 1997 and approximately 79% and 82% for the comparable periods in 1996. The Company expects its research and development costs will increase for the remainder of 1997 in absolute dollars when compared to 1996 as a result of further expansion of its proprietary research programs, conduct of preclinical studies, and clinical trials.

General and administrative

The Company's general and administrative expenses increased to $1.9 million and $5.1 million for the three- and nine-month periods ended September 30, 1997, from $1.3 and $3.9 million in the comparable periods in 1996. The increase in expenses for the three- and nine-month periods was primarily due to additional headcount in Business Development and Finance, as well as costs associated with additional facility space. In spite of the overall increase, general and administrative expenses as a percentage of total expenses remained relatively constant at approximately 20% and 18% for the three- and nine-month periods ended September 30, 1997 and approximately 18% and 17% for the comparable periods in 1996. The Company expects its general and administrative costs will increase for the remainder of 1997 in absolute dollars when compared to 1996 in order to provide corporate support for expanding research and development efforts.

                           ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

Interest income and expense

Interest income decreased to $745,000 for the three-months ended September 30, 1997, from $879,000 for the same period in 1996 and increased to $2.5 million for the nine-months ended September 30, 1997 from $2.2 million for the same period in 1996. The decrease for the three-months ended September 30, 1997 compared to the same period in 1996 was primarily due to the decrease in average cash balances between the periods. The increase for the nine-months ended September 30, 1997 compared to the same period in 1996 was primarily due to the increase in average cash balances between the periods, resulting from receipt of net proceeds of approximately $36 million from the public offering of 3,000,000 shares of the Company's Common Stock which closed on March 27, 1996, and approximately $5.5 million from the exercise on April 24, 1996 by the underwriters of the over allotment option of 450,000 shares in the public offering. The receipt of up-front fees collected under new collaborations, proceeds from research funding and collection of revenues from the shipment of compounds under the collaboration with PNU have helped to sustain the cash levels. Interest expense increased to $325,000 for the three-month period ended September 30, 1997, from $208,000 for the same period in 1996, and increased to $707,000 for the nine-months ended September 30, 1997, from $486,000 for the same period in 1996. The increase for the three- and nine-month periods ended September 30, 1997 was the result of higher debt balances primarily from the previous line of credit with Bank of America. The Company has only used draw downs from that line for capital acquisitions during the nine-months ended September 30, 1997. The Company expects interest expense to fluctuate as financing needs change for further expansion of the Company's facilities and acquisition of lab equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through private and public offerings of its Capital Stock and through corporate collaborations. As of September 30, 1997, the Company had realized approximately $92.5 million in net proceeds from offerings of its Capital Stock. In addition, the Company has realized $75 million from its corporate collaborations (excluding the $5.4 million equity investment in the Company made by PNU).

The Company's principal sources of liquidity are its cash and investments, which totaled $56.3 million as of September 30, 1997. In September 1997, the Company entered into a new credit agreement with Sumitomo Bank, Limited and Silicon Valley Bank jointly, for borrowings up to $20 million. As of September 30, 1997 the Company had borrowed $11.8 million and had $8.2 million remaining available under this agreement.

Net cash used in operating activities during the nine-month period ended September 30, 1997 was $10.6 million compared to $6.2 million in the same period in 1996. The increase was primarily due to the increase in net loss for the nine months ended September 30, 1997 and the timing of cash received under the Company's collaboration agreements. Cash used in operating activities is expected to fluctuate from quarter to quarter depending, in part, upon the

                           ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)


timing and amounts, if any, of cash received from existing and any new collaboration agreements.

The Company also spent approximately $5.4 million for the purchase of property, plant and equipment during the nine months ended September 30, 1997. Additional equipment will be needed as the Company increases its research and development activities. The Company received net financing of $4.1 million, which was comprised of borrowings under existing credit instruments and payments under lease agreements, during the nine-months ended September 30, 1997.

The Company's revenues presently are attributable to collaborations with PNU, Amgen, Bayer SB, Merck and Abbott. The research phase of the Amgen erythropoeitin collaboration ended in February 1997. The proof of concept phase of the SB collaboration has been extended through the end of 1997 and can be extended by SB for an additional six month period, at which time it may enter into a research phase. The human growth hormone collaboration with PNU and research support of the Bayer collaboration for an oral tryptase inhibitor extends through the fourth quarter of 1997. The research support for the Factor Xa program with PNU and the osteoporosis program with Merck extends through third and fourth quarters of 1998, respectively. The Combinatorial Chemistry collaboration with PNU extends beyond the next 12 months. If the Company is unable to renew or replace any of these collaborations or extend the SB collaboration into the research phase, such events may have a material adverse effect on the Company's business and financial condition.

The Company expects that its existing capital resources, including research and development revenues from existing collaborations, will enable the Company to maintain current and planned operations through at least the next 42 months. The Company may need to raise substantial additional capital to fund its operations beyond the end of such period. The Company expects that it will seek such additional funding through new collaborations, through the extension of existing collaborations or through public or private equity or debt financing.

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

RECENT EVENTS

On November 3, 1997 the Company announced that it had signed a definitive agreement with Sequana Therapeutics, Inc. ("Sequana"), pursuant to which the Company will acquire all

                           ARRIS PHARMACEUTICAL CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (CONTINUED)


of the outstanding stock of Sequana based on an exchange ratio of 1.35 shares of the Company's common stock for each share of Sequana. The combined Company is proposed to be renamed AxyS Pharmaceuticals, Inc. and will trade on the Nasdaq National Market System. The acquisition is valued at approximately $166 million, will be accounted for as a "purchase" and is expected to result in a substantial charge related to "in-process" technology when the transaction is completed, which is currently expected to take place in early 1998. The transaction is expected to qualify as a tax-free reorganization and has been approved by the Boards of Directors of both corporations. The transaction must be approved by the stockholders of each company. Certain stockholders owning approximately 19% of the outstanding Common Stock of Sequana have agreed to vote their shares in favor of the transaction. The completion of the transaction is subject to certain risks, including, but not limited to, the potential inability to complete the merger as scheduled, or at all, potential problems associated with integrating the two companies, including the risk that key employees will choose to leave, acceptance of the combined companies by corporate partners of each company, some of whom will have the right to terminate their collaborations as the result of the merger, acceptance of the merger by the stockholders of each company and by the market, as well as those associated with the ongoing businesses of each company as discussed in their respective SEC filings.

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

If the Company develops any products which are not subject to collaborative agreements, it must either rely on other pharmaceutical companies to market such products or must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market such products directly.

The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and products. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding health care reform. These risks and uncertainties are discussed further in "Item 1. - Business - Business Risks" on Form 10-K for the year ended December 31, 1996, filed by the Company March 31, 1997.

                    ARRIS PHARMACEUTICAL CORPORATION


PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          a)   Exhibits
               10.47 Loan agreement among the registrant and Sumitomo Bank, Limited and Silicon Valley Bank, dated September 29, 1997.
               27     Financial Data Schedule.

          b)   Reports on Form 8-K
               The Company filed no reports on Form 8-K for the quarter ended September 30, 1997.

                        ARRIS PHARMACEUTICAL CORPORATION

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ARRIS PHARMACEUTICAL CORPORATION



Date:  November 14, 1997      By: /S/ JOHN P. WALKER
                                  -------------------------------------------
                                  John P. Walker
                                  President, Chief Executive Officer and
                                  Director





Date:  November 14, 1997      By: /S/ FREDERICK J. RUEGSEGGER
                                  -------------------------------------------
                                  Frederick J. Ruegsegger
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)