Form 10-K405
period 1997-12-31
AXYS PHARMECUETICALS INC
filed 1998-03-31
CIK 913056

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
                      ------------------------------------
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER: 0-22788
                           AXYS PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                   22-2969941
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification No.)

             180 KIMBALL WAY, SOUTH SAN FRANCISCO, CALIFORNIA 94080 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (650) 829-1000
                      ------------------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The approximate aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 1998, based upon the last trade price of the Common Stock reported on the Nasdaq National Market on February 28, 1998, was $247,814,772.*
     The number of shares of Common Stock outstanding as of February 28, 1998 was 29,989,508.
                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrants Proxy Statement which will be filed with the Commission pursuant to Section 14a in connection with the 1998 annual meeting of stockholders are incorporated herein by reference in Part III of this report.
* Excludes approximately 834,829 shares of the Registrant's outstanding Common Stock held by directors and officers of the Registrant at February 28, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.
================================================================================

                                    PART I.

ITEM 1.  BUSINESS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of Item 1 entitled "Additional Risk Factors" as well as in the remainder of this section and in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     AXYS Pharmaceuticals, Inc. ("AXYS" or "the Company"), formerly Arris Pharmaceutical Corporation ("Arris"), is a leader in the integration of drug discovery technologies from gene identification through clinical development. AXYS has research collaborations with world-class pharmaceutical companies that are focused on the discovery of small molecule therapeutics and cover a broad range of therapeutic areas, including respiratory, cardiovascular, metabolic, and infectious diseases, as well as oncology and central nervous system disorders.

     On January 8, 1998, Arris acquired Sequana Therapeutics Inc. ("Sequana"), a genomics company based in La Jolla, California. Since that time, Arris has operated as AXYS. The financial results reported in this Form 10-K represent the operations of Arris for the twelve-month period ended December 31, 1997. However, the discussion contained in this section of this report reflects the newly created company, AXYS, following the merger of Arris and Sequana. Pro forma consolidated year-end 1997 financial information describes the financial results of the combined company as though the acquisition had been in place for all of 1997. In the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," other than in the section entitled "Outlook," the discussion relates only to the fiscal year 1997 financial results for Arris prior to the Sequana acquisition and the creation of AXYS.

THE COMPANY

     AXYS is a pharmaceutical company that is focused on small molecule drug discovery. Its drug discovery platform extends from gene-finding and functional analysis of genes to chemistry and structure-based drug design driven lead identification, as well as preclinical and clinical development capabilities. AXYS currently has a Phase II asthma candidate in clinical development and several potential clinical programs in advanced preclinical studies.

GENE IDENTIFICATION

     Rather than randomly sequencing large numbers of genes with unknown functions, the focus of AXYS is the identification and characterization of specific genes associated with common diseases. AXYS uses a gene-finding methodology known as positional cloning, a technique that entails the collection of DNA samples from families that have a high incidence of a particular disease. Positional cloning requires a sequential research program that begins with DNA collection, proceeds to genotyping and linkage analysis and leads finally to physical mapping and DNA sequencing and mutation detection. High-throughput automated DNA analyzers, sophisticated robotics and advanced computer systems collect and analyze genetic information to attempt to establish a relationship to disease, enabling AXYS to pursue a number of gene discovery programs simultaneously.

     DNA Collection. Positional cloning is based on the analysis of disease inheritance patterns. The detection of statistically significant patterns requires large and well-characterized collections of DNA samples. The suitability of a particular sample collection is based on a number of factors, including accurate diagnosis of the underlying disease, familial relationships, ethnic homogeneity and similar environmental factors among patients. The typical size for a collection suitable for positional cloning ranges from an estimated 2,000 to 5,000 samples. However, where environmental factors are significant or genetic factors are complex, AXYS may require substantially more samples to find genes responsible for common diseases. AXYS actively seeks to identify and obtain exclusive access to suitable DNA samples through collaborations with academic researchers, clinicians and health care providers. Under the terms of these collaborations, the collaborators are responsible for collection of DNA samples from individuals, and AXYS funds the expenses incurred in such collection. AXYS is often reimbursed for these costs in its collaborations with large pharmaceutical companies. To support its gene discovery programs the Company currently has access to approximately 45,000 DNA samples through its existing collaborations.

     Genotyping and Linkage Analysis. Genotyping is the use of markers to organize the genetic information found in individual DNA samples and to measure the variation between such samples. After studying genotype variations between affected and healthy individuals, a process called "linkage analysis" is then used to determine specific regions of the genome that may be inherited with, or "linked" to, disease. The two-step process of genotyping and linkage analysis is applied to isolate disease genes within a genomic region.

     AXYS has developed an advanced system to capture and store genotype information in a computer database for linkage analysis. AXYS has also developed proprietary genetic marker sets which, together with AXYS' integrated technology platform, significantly increase the throughput of the genotyping process compared to traditional methods. To date, the Company has identified several regions of the human genome containing genes associated with common diseases and is in the process of further refining these regions and identifying additional regions linked to common diseases. This work has been done in both partnered and proprietary research programs.

     Physical Mapping. Once the chromosomal region containing a disease gene is narrowed to a small genetic interval, the Company then looks to identify individual genes in that region. Such a region typically contains 60 to 100 genes, of which only one or a few will be the disease genes of interest. Part of this selection of genes is accomplished through the analysis of genetic data contained in public and proprietary databases. Once mapped, the Company uses a variety of techniques and proprietary tools to clone genes that are contained in several regions associated with certain common diseases.

     DNA Sequencing and Mutation Detection. Target disease genes identified through the physical mapping process are then sequenced using samples from a group of healthy individuals and from a group of individuals with the target disease. The sequences are statistically analyzed to identify mutations that may be responsible for the target disease state. AXYS uses automated instrumentation, together with a variety of molecular biology techniques and proprietary software developed by AXYS, to identify mutations rapidly and accurately.

     AXYS has developed a proprietary bioinformatics system that integrates the enormous amount of information produced by each of the gene discovery modules. Data is collected by highly automated instrumentation, stored in proprietary relational databases and analyzed by AXYS' scientists using sophisticated computational tools. In addition, AXYS continuously uses its data to redesign and improve its systems and analytical techniques and tools to make further gene discovery efforts more effective and efficient.

     AXYS has identified several target disease genes and is currently attempting to identify the corresponding mutations responsible for disease. AXYS, together with the National Cancer Institute ("NCI"), identified a gene and a corresponding mutation associated with hereditary melanoma in January 1996. In addition, the Company, in collaboration with The Jackson Laboratory, discovered TULP 1, a gene associated with obesity in mice, in early 1996. The results of this research were accepted in 1997 for publication by NATURE GENETICS.

AXYS GENE IDENTIFICATION PROGRAMS

     The Company's initial focus is on discovering and characterizing disease genes associated with type II diabetes, asthma, osteoporosis, obesity, schizophrenia, and manic depression, among other common diseases. The inheritance patterns of many common diseases are very complex, indicating that such diseases are probably associated with defects in more than one gene. The Company believes that identifying disease genes and determining their biological function will provide insights into the fundamental causes of common diseases and may facilitate the development of novel prognostic, diagnostic and therapeutic products, such as small molecule drugs, recombinant proteins, gene therapy, and antisense therapy. The Company's principal gene discovery programs are summarized below.

     Asthma. Asthma, characterized by generalized airway inflammation, is estimated to affect five percent of the United States population, or approximately 13 million people. The precise causes of asthma are not well understood, and current treatments for asthma are limited to controlling inflammation through the administration of steroids or treating symptomatic airway constriction through the use of bronchodilators.

     In June 1995, AXYS announced a collaborative research agreement with Boehringer Ingelheim aimed at identifying genetic causes of asthma and developing new therapeutics based on those findings. In May 1997, AXYS announced an expansion of the program whereby research support for the collaboration was doubled. Later that month, AXYS announced that it had discovered a gene related to asthma as part of its collaborative research with Boehringer Ingelheim and AXYS received a milestone payment for its success.

     AXYS has established a research collaboration with the Mount Sinai Hospital Corporation ("MSHC") in Toronto, Ontario, through which AXYS gained access to a population of approximately 300 individuals with a 30% incidence of asthma. These individuals are inhabitants of Tristan da Cunha, an island in the South Atlantic. The remote location of this island has isolated its inhabitants from the outside world, offering a unique opportunity for the study of this disease. All of the inhabitants are closely related through intermarriage, and anecdotal evidence suggests that one of the island's original settlers suffered from asthma, resulting in the high incidence of asthma in the current population. In addition, MSHC has gathered DNA samples from affected families in the Toronto area and from an extended family of over 150 members that live in a remote location in China and suffer from a high incidence of asthma.

     Oncology. In January 1997, AXYS and Memorial Sloan-Kettering Cancer Center ("Memorial Sloan-Kettering") formed a joint venture known as Genos Biosciences, Inc., based in La Jolla, California ("Genos"). Genos' focus is the identification of genes and related genetic sequence information that will be of value in the prognosis, diagnosis and possible treatment of three of the most common cancers, specifically, prostate, breast, and colon cancer, which collectively account for a significant percentage of all new cancer cases. These types of cancer are usually caused by "somatic" mutations -- non-hereditary changes occurring in the genes of certain cells that increase the risk for developing cancer.

     AXYS and Memorial Sloan-Kettering believe that the identification of gene defects in the early stage of cancer and the relationship of such gene defects to the subsequent treatment may provide information for predicting how tumors will progress and respond to different therapies. In addition to such prognostic tests, the novel techniques for the analysis of genetic abnormalities in tumor cells used in this joint effort should yield better diagnostic tests and possible targets for improved cancer therapies. The objective of the collaboration is to improve the ability to diagnose, control, and cure cancers.

     Schizophrenia/Bipolar Disorder. Schizophrenia is a form of mental illness characterized by disturbance in logical thinking, inappropriate emotions, hallucinations, delusions, catatonic symptoms (exaggerated or severely suppressed movement), violent behavior, withdrawal from reality or some combination of these symptoms. Due to the diverse nature of these symptoms, accurate diagnosis is difficult. Schizophrenia affects approximately one percent of the worldwide population and usually appears in late adolescence or early adulthood. Published research suggests that the condition has a strong genetic component, although environmental factors appear to influence the onset and severity of the disease. The underlying biochemical mechanisms of the disease are diverse and not well understood. Current treatments for schizophrenia include tranquilizers and antipsychotic drugs; electric shock treatment for severe catatonia, depression, or elation; and psychotherapy.

     Bipolar disorder is a psychiatric disorder characterized by mood fluctuations between mania and depression and is estimated to affect one percent of the United States population, or 2.5 million people. AXYS entered into a collaboration with the University of Pittsburgh in Pittsburgh, Pennsylvania in September 1995 to collect DNA samples from individuals and families with bipolar disorder. AXYS intends to have collected DNA samples from approximately 500 families through this collaboration. The Company has also entered into collaborations with other academic institutions to access additional DNA samples. AXYS is conducting genotyping on these samples and has established linkage to a region containing candidate disease genes.

     AXYS entered into a collaboration with the State University of New York at Stony Brook ("SUNY") in July 1995 for the study of schizophrenia. Through the SUNY collaboration, the Company has access to DNA samples from approximately 400 families affected by schizophrenia. The Company believes that this patient population is valuable due to its size and to SUNY's utilization of consistent criteria for the accurate assessment of schizophrenic symptoms. AXYS is conducting genotyping on the SUNY samples and has established linkage to an area of the genome containing candidate disease genes. AXYS has also entered into collaborations with other academic institutions to access additional DNA samples.

     In November 1997, the Company entered into a broad-based genomics alliance with the Parke-Davis division of Warner-Lambert Company ("Parke-Davis") to develop novel therapeutic products for the treatment of schizophrenia and bipolar disorder. The alliance combines AXYS' capabilities in gene discovery, functional genomics, bioinformatics, screening with Parke-Davis' research, development and clinical expertise in the central nervous systems area.

     Osteoporosis. Osteoporosis is a condition characterized by the loss of bone mass that generally occurs with aging and progresses rapidly in many women after menopause. Nearly 25 million people suffer from osteoporosis in the United States. The primary complications of the disease are compression fractures of the vertebrae and hip fractures. There are a number of therapies for osteoporosis, but none of them significantly restores functional bone mass. However, early treatment is believed to reduce the severity of the disease. Therefore, the Company believes that early identification of patients predisposed to osteoporosis presents a significant opportunity.

     In May 1995, the Company and Corange International, Ltd., the parent company of Boehringer Mannheim ("Corange"), entered into a strategic alliance aimed at identifying the genes involved in osteoporosis. In March 1998, AXYS reported an expansion of the agreement to accelerate the research. The goal is to identify discrete genetic regions linked to bone metabolism within the human genome, as a successor to the work already done with primates.

     AXYS has entered into collaborations with several academic institutions to collect human DNA samples and bone density information for osteoporosis research to further the investigations with Corange. The Company is currently examining potential candidate human disease genes. In addition, AXYS has established a research collaboration with the Southwest Foundation for Biomedical Research ("SFBR") in San Antonio, Texas, to study osteoporosis in baboons. SFBR studies to date indicate that there is a strong inherited component to bone density in baboons. The Company believes that the genetic analysis of baboons may provide leads to candidate genes for human studies. AXYS is conducting genotyping and physical mapping of human and baboon samples and has developed a proprietary genetic marker set for genotyping in baboons.

     Diabetes. Type II diabetes, also known as adult onset or non-insulin dependent diabetes mellitus ("NIDDM"), is believed to be the result of a combination of insulin levels insufficient for the body's needs and resistance of the body to insulin. As in type I diabetes, in which insulin production has almost ceased, type II diabetes is characterized by high levels of glucose in the blood. Complications of the disease include heart disease, circulatory problems, kidney disease, nerve damage, and blindness. Approximately five percent of the United States population, or 13 million individuals, is affected by type II diabetes.

     AXYS entered into a strategic alliance with Glaxo-Wellcome ("Glaxo") in July 1994 to discover genes associated with type II diabetes. Through collaborative agreements with various academic institutions and health care providers and through its alliance with Glaxo, AXYS has access to more than 5,000 DNA samples from individuals and families affected by type II diabetes. In September 1997, as a result of this study which involved genetic analyses of more than 5,000 individuals from diabetic families, AXYS and Glaxo have identified distinct regions of DNA which they believe contain genes associated with NIDDM. AXYS received a milestone payment from Glaxo for achieving this success. The Company and Glaxo are renegotiating the terms of their agreement.

     Obesity. Obesity has become one of the most common disorders of modern society. In the United States alone, approximately 30 million individuals can be classified as obese. Obesity is associated with a large number of disease conditions, including type II diabetes, hypertension, high cholesterol levels, atherosclerosis, ischemic heart disease, osteoarthritis, gall bladder disease, and some forms of cancer. Published research suggests that genetic factors controlling metabolism and appetite suppression may be involved in obesity.

     In February 1996, Glaxo expanded its strategic alliance with the Company in the area of type II diabetes to include the study of human obesity. In collaboration with Glaxo and others, AXYS has access to DNA samples from more than 1,000 morbidly obese (more than 30% over ideal weight) individuals.

     AXYS has also entered into a collaboration with The Jackson Laboratory in Bar Harbor, Maine, to discover the genes responsible for obesity in two specific mouse strains. In January 1996, the Company and The Jackson Laboratory announced the discovery of a gene associated with obesity in mice. The Company plans to use information regarding mouse obesity genes for research in isolating human gene counterparts.

     Liver Cancer. Liver cancer is the second most common cause of death in China. In January 1997, AXYS announced that it had signed a letter of intent with PE Applied Biosystems, a division of The Perkin-Elmer Corporation, to form a broad-based DNA-sequencing joint venture in Shanghai, China (the "Joint Venture") called GeneCore. In October 1997, AXYS announced that the Joint Venture had been expanded to include SiniWest Holdings, Inc. (a 5% equity holder), and that the Joint Venture had been awarded a research contract from China's State Science & Technology Commission to sequence human genes involved in liver cancer. Under the contract, the Joint Venture is applying high-throughput genomic sequencing and related technologies to a targeted region of the human genome believed to contain a gene responsible for the disease. Identification and isolation of this gene is expected to provide potential new targets for improved diagnostic and therapeutic products.

TRANSFER OF GENE IDENTIFICATION TECHNOLOGIES

     In May 1997, AXYS announced the signing of a research agreement with ZymoGenetics Inc., the United States biotechnology discovery affiliate of Novo Nordisk A/S, under which AXYS agreed to provide bioinformatics tools and sequencing technologies to facilitate research into the genetics of paracrine/endocrine signaling molecules.

GENE FUNCTION

     Once the Company has identified genes that may be associated with particular diseases, it seeks to determine their specific role in the disease process. AXYS has developed or acquired access to a variety of technologies that the Company believes are useful in determining gene function, including methods to examine the role of human disease genes in a variety of model organisms.

     The yeast cell, nematode worm, fruit fly, and mouse are well-developed model organisms and, as a result, the Company believes they are particularly useful models for the study of human gene function. Each of these organisms exhibits certain similarities to humans at the genetic, molecular, and cellular levels, and mechanisms that operate in these organisms may also operate in humans. Many genes known to cause human disease have close counterparts in one or more of these organisms. By studying gene function in these model systems, AXYS believes it can achieve a better understanding of the molecular mechanisms that cause or predispose individuals to common diseases. Using genes that it discovers, as well as those discovered by others, AXYS seeks to examine gene function, determine signaling pathways, and identify additional genes that interact with known disease genes. The Company believes that this information will enable AXYS and its partners to choose more effective therapeutic intervention points for many common human diseases.

     Yeast Genetics. AXYS' developing program in yeast genetics uses this well-characterized genome to examine the function of human genes. Among other techniques employing this organism, AXYS is using yeast systems for the study of genes relating to asthma and obesity, among other diseases.

     Nematode Genetics. Through its NemaPharm, Inc. subsidiary ("NemaPharm") currently based in Cambridge, Massachusetts, AXYS has proprietary technologies for the study of gene function in the nematode worm, or C. elegans; one of the most thoroughly understood multi-cellular organisms in terms of its anatomy, development, behavior, and genetics. NemaPharm has applied for patents in the United States on a proprietary nematode-based screening method. AXYS plans to employ NemaPharm's technologies to develop animal models of human disease and use such models to identify potential new therapeutic targets. Using NemaPharm's proprietary NemaScreen(R) technology, AXYS also plans to develop novel high-throughput screens for therapeutic leads. NemaPharm's operations will be relocated to the Company's headquarters in South San Francisco in the second half of 1998.

     In January 1997, AXYS announced the signing of an agreement between NemaPharm and Glaxo to apply AXYS' nematode worm C. elegans to evaluate the function of certain genes provided by Glaxo and identify targets for the discovery of novel therapeutics.

     Drosophila Genetics. AXYS is utilizing Drosophila, or fruit fly, models to examine gene function and gene expression. The Company believes that the fruit fly is particularly useful because many human gene families and signaling pathways are also found in this model organism. AXYS has entered into consulting agreements with two renowned Drosophila geneticists at the University of California, San Diego, who serve as scientific advisors to the Company in the use of Drosophila as a model system. Currently, AXYS is using this model system to examine the function of certain genes related to obesity.

     Mouse Genetics. In the area of mouse genetics, AXYS is examining gene function in transgenic mice using high-precision gene insertion technologies and high-throughput gene inactivation technologies. The Company believes that these technologies may offer a superior method to conventional approaches for developing animal models of certain human genetic diseases. Currently, the Company is utilizing its mouse-related technologies in the study of asthma and obesity. In September 1997, AXYS announced that it had received a Phase I Small Business Innovation Research grant from the National Institutes of Health for further development of its Rapid Mouse Model Production, or RAMMP(TM), technology, used to create transgenic, or knock-out, mice faster than conventional approaches.

LEAD IDENTIFICATION

     The process of identifying lead candidates in the Company's drug discovery programs encompasses a broad range of scientific capabilities, ranging from crystallography and structural biology to combinatorial chemistry and high throughput screening. In crystallography, AXYS scientists provide molecular maps of the targets against which it is designing drugs. AXYS also uses sophisticated computer modeling, or computational chemistry, techniques to help design molecules known to interact with certain protein structures, as well as to create chemically diverse compound libraries using combinatorial chemistry techniques. See "Research Technology -- Combinatorial Chemistry."

     AXYS utilizes an integrated platform to avoid the limitations of single solutions. Where molecular structures can be determined, AXYS uses computational knowledge; where structural information is limited, it uses combinatorial chemistry and high throughput screening.

DELTA TECHNOLOGY

     Among the advanced technologies developed by AXYS for the design of protease inhibitors is the Company's Delta Technology. In December 1997, the United States Patent and Trademark Office issued a patent providing broad coverage on the Company's Delta Technology. The patent, entitled "Metal Complexed Serine Protease Inhibitors," filed by AXYS in May 1995, encompasses technology relating to methods useful in research for the discovery of novel protease inhibitors, for identifying structural activity relationships of protease inhibitors. AXYS is leveraging this technology by designing multiple classes of protease inhibitors. AXYS has demonstrated that by using the Delta Technology, the potency of certain small molecule protease inhibitors can be increased substantially. Protease inhibitor compounds designed by application of the Delta Technology are generally simple organic molecules of low molecular weight. Many of the Company's collaborations use the Delta Technology.

     Many of the leads being pursued by the Company are protease inhibitors. Proteases are enzymes which work with proteins in virtually every biological process, and their over or under regulation is often associated with a disease. The Company believes the ability to develop inhibitors of proteases is therefore important.

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

     The same process is believed to contribute to the spread of infections by the herpes family of viruses, including cytomegalovirus ("CMV"), herpes simplex virus ("HSV") and eight other herpes viruses known collectively as "HHV". With its collaborative partner, SmithKline Beecham Corporation ("SB"), in June 1996, AXYS began working on its first infectious disease program. The goal of that program is the establishment of proof-of-concept ("POC") that a herpes virus could be inhibited intracellularly using inhibitors designed using the Delta Technology principle. On December 31, 1997, in accordance with the terms of the Agreement, SB notified the Company that it would continue the POC phase research using only internal SB resources.

HEPATITIS C PROTEASE

     As many as seven viruses are known to cause hepatitis, which is characterized by the damage of liver cells, called hepatocytes. Different types of hepatitis cause acute as well as chronic infection, in addition to cirrhosis of the liver and jaundice. These manifestations depend upon the viral agent causing the infection. Distinguished with a letter of the alphabet, the viruses which cause hepatitis are transmitted through various modes and have varying degrees of severity. In the 1960's, the first viral agent was identified which causes hepatitis (hepatitis B). Hepatitis A was isolated in 1973. Despite these early discoveries, chronic and severe cases of hepatitis proliferated with no known cause. These cases were referred to as Non-A, Non-B hepatitis. Hepatitis C, the major cause of Non-A and Non-B hepatitis, was finally discovered in 1987.

     In December 1997, the Company entered into an agreement with Bristol-Myers Squibb ("BMS") to develop protease inhibitors to prevent the growth and spread of the hepatitis C virus ("HCV"). In conjunction with this agreement, AXYS and BMS entered into agreements with Chiron Corporation ("Chiron") that granted non-exclusive licenses under its hepatitis C virus patent portfolio for protease inhibitor research to AXYS and to BMS. These licenses allow AXYS and BMS to collaborate in their practice under Chiron's patents with respect to the use of HCV NS3 protease in protease inhibitor research activities.

CATHEPSIN S

     Cathepsin S is a cysteine protease found in antigen-presenting cells of the immune system. Unlike many other proteases, it is rarely found in other types of cells. Cathepsin S is believed to function in a pathway that mediates the body's ability to mount an immune response to foreign antigens, leading to an inflammatory reaction. As a result, it may be possible to use inhibitors of cathepsin S to block the pathway and, as a result, protect the body from certain inflammatory diseases and perhaps autoimmune disorders. AXYS has produced cathepsin S and has identified several potent and selective cathepsin S inhibitors that are being tested in cell-based assays and in vivo models of inflammation.

OTHER PROTEASE TARGETS

     The Company also has a number of other early research programs aimed at identifying potential biological targets among serine and cysteine proteases, including chymase, evaluating their biological relevance in various diseases, and designing inhibitors to those protease targets implicated in certain pathological processes. Using sophisticated genetic mapping techniques, the Company believes it is able to gain proprietary knowledge about how proteases contribute to key biological events, in particular, those that play a role in physiological disorders, such as cancer, inflammatory diseases, and bacterial, fungal, and viral infections.

TRANSFER OF LEAD IDENTIFICATION TECHNOLOGIES

     In June 1997, AXYS announced a collaboration with Abbott
Laboratories("Abbott") under the terms of which AXYS transferred to Abbott specialized screening technologies for use in an undisclosed proprietary research program.

PRECLINICAL DEVELOPMENT

     Before qualifying for evaluation in human clinical trials, drug-like compounds must pass extensive safety and efficacy tests. In pharmacology, models of human disease often provide important information with respect to the duration of action of a potential drug, as well as to how it is absorbed by the body and metabolized. On-site studies take advantage of advanced technologies such as mass spectrometry to evaluate hundreds of samples, indicating not only drug concentrations but also the pharmacokinetic and pharmacodynamic characteristics of drugs nearing human clinical trials.

AXYS PRECLINICAL PROGRAMS

TRYPTASE INHIBITORS FOR PSORIASIS AND INFLAMMATORY BOWEL DISEASE

     Tryptase is a serine protease that has been shown by scientists at AXYS to be a mediator of inflammation. Tryptase is released by mast cells as part of an immune response to allergens and contributes to a cascade of biological events which result in inflammation. Inhibition of tryptase is the focus of the Company's most advanced research and development program. The initial market opportunity evaluated by the Company was in collaboration with Bayer AG ("Bayer") and focused on asthma. Development of both inhaled and orally delivered tryptase inhibitors is the focus of the collaboration.

     AXYS' tryptase inhibitors are designed to slow or halt the inflammatory process at an early stage, in an attempt to provide safe and effective therapies for the treatment of the underlying cause of disease, rather than the symptoms. In July 1997, AXYS modified its research and development agreement with Bayer, whereby AXYS re-acquired the rights to exploit tryptase inhibitors against two indications, inflammatory bowel disease and psoriasis. Later in 1997, the Company identified a tryptase inhibitor to enter preclinical testing as a potential treatment for these diseases, both of which are characterized by APC 2059 mast-cell mediated inflammation.

THROMBIN, FACTOR XA AND FACTOR VIIA

     Thrombin, Factor Xa, and Factor VIIa are three enzymes involved in the clotting cascade, a series of biochemical events that contributes to the formation of blood clots. All three are serine proteases that have been acknowledged as targets for a host of disorders related to abnormal clotting. Since September 1995, AXYS has collaborated with Pharmacia & Upjohn, Inc. ("P&U") to develop oral therapeutics based on the inhibition of these proteases.

     In 1996 and 1997, AXYS designed and tested a variety of compounds based on its Delta Technology (See "Delta Technology") and, with its partner, P&U, identified six families of Delta compounds for study in clotting and pharmacokinetic tests. In 1998, a compound is expected to be nominated as a clinical candidate to enter IND-enabling studies. AXYS and P&U are currently in discussions regarding the future course of development in the program area.

CATHEPSINS K AND L

     Cathepsins K and L are cysteine protease targets that are thought to play a role in osteoporosis. In November 1996, AXYS announced a research and development collaboration with Merck & Co. ("Merck") to develop small molecule inhibitors of these enzymes as a treatment for osteoporosis. In February 1997, AXYS announced it had solved the three-dimensional crystal structure of cathepsin K. This research was published in NATURE/STRUCTURAL BIOLOGY in February 1997.

     Specifically, cathepsin K is known to be secreted in excessive amounts by osteoclasts. In the healthy human body, osteoblast cells are responsible for bone-building, while osteoclasts are responsible for bone degradation. By maintaining a careful balance in each type of cell's activity, normal bone remodeling and skeletal integrity is achieved. However, when the rate at which bone is destroyed by the osteoclasts exceeds the rate at which new bone is produced by osteoblasts, the result is excessive bone resorption -- a condition that results in brittle bones and is characteristic of osteoporosis. By inhibiting cathepsin K, AXYS and its partner believe that a new drug may be able to re-balance the activity of osteoclasts and osteoblasts and arrest the bone-destroying effects of osteoporosis.

CLINICAL DEVELOPMENT

     In 1997, AXYS' first clinical compound, APC 366, completed two additional Phase IIa asthma studies, in the United Kingdom confirming an earlier study for use in the treatment of asthma. The Company believes that APC 366, in an inhaled aerosol formulation, is the first drug designed and introduced into humans for its properties as a tryptase inhibitor.

     In June 1997, AXYS announced that results from a second Phase IIa study of APC 366 reached statistical significance (p < .05) in the achievement of the study's primary endpoint -- the late airway response, showing a more than 25 percent reduction as compared to placebo. Under the protocol, the study's subjects, 16 patients who were mild asthmatics, were dosed prophylactically with either placebo or a nebulized formulation of APC 366 three times daily for four days, using a double-blind cross-over design. An allergen challenge was performed after the tenth dose on day four of the study to evaluate the effects of the treatment. The trial evaluated the subjects' response to allergen challenge and measured the response using "area under the curve" data.

     In September 1997, AXYS announced the results of the third and final Phase IIa study of APC 366 that showed improvement over the placebo control group in two-thirds of the trial's asthmatic patients. The study was designed to evaluate whether the inhibition of tryptase could reduce inflammation in the lungs of asthmatics after four consecutive days of treatment -- a result that had previously only been achieved by inhaled steroids administered for a minimum of six weeks. The results of this crossover study of bronchial hyperresponsiveness, however, did not reach statistical significance as measured by the amount of histamine (PD-20) required to produce a drop of 20 percent or more in FEV-1, a measure of lung function.

     Although conducted outside of the United States, the Phase IIa tryptase studies were designed to meet FDA standards. The clinical trials for APC 366 were conducted under the Company's control and at its expense. Pursuant to the Company's collaboration agreement with Bayer, research and development expenses related to the Company's first clinical compound, APC 366, are being borne by the Company, at least through Phase IIb clinical trials. Once Phase IIb studies are complete, if the compound meets certain criteria agreed upon by Bayer and AXYS, Bayer is obligated to assume further development expense for the compound and to reimburse AXYS for clinical expenses through Phase IIb. If the compound fails to meet these criteria, neither AXYS nor Bayer will further develop the drug as a therapeutic for asthma.

     All of the clinical data to date has been gathered using a nebulized form of APC 366. In 1997, the compound was reformulated into a dry powder for inhalation. Phase IIb clinical trials of APC 366 using the dry powder formulations are expected to commence in 1998. Other compounds are being studied for their suitability as inhaled alternatives to APC 366.

RESEARCH TECHNOLOGIES

     The Company has created a platform of both commercially available and proprietary discovery technologies to meet the Company's primary goals: the identification of genes that are responsible for certain diseases and their function, the identification of lead compounds that represent potential treatments for specific diseases, and the conversion of promising leads into molecules that possess desired drug properties. Research at AXYS encompasses multiple technologies vital for new drug discovery:

     Gene Identification.  See "Gene Identification."

     Functional Genomics.  See "Gene Function."

     Bioinformatics. AXYS has developed a proprietary bioinformatics system that integrates the enormous amount of information produced by each of the gene discovery modules. Data is collected by highly automated instrumentation, is stored in proprietary relational databases, and is analyzed by AXYS' scientists using sophisticated computational tools. In addition, AXYS continuously redesigns its systems and analytical tools to improve the efficiencies and accuracy of its gene discovery efforts. Proprietary software tools, computer networks, database management systems and computer algorithms exploit the genetic information contained in publicly available databases to aid the Company in the identification of candidate genes implicated in common diseases or located within disease-associated DNA regions identified by the Company.

     Medicinal Chemistry. Medicinal chemistry at AXYS plays a central role in developing organic compounds, as well as in optimizing those identified as potential clinical candidates. Medicinal chemistry is an iterative process used to improve the potency, selectivity, oral bioavailability, metabolic stability, and biological half-life of a drug candidate.

     Combinatorial Chemistry. AXYS uses combinatorial chemistry technologies to produce large numbers of molecules that can be screened against biological targets of interest. For example, with its partner P & U, the Company is building a broad diversity screening library of approximately 250,000 individually synthesized compounds, representing approximately 100 different classes of small molecules.

     Structure-Based Design. X-ray crystallography is a physical method that has been successful in determining the three-dimensional structure of large, complex proteins. AXYS has advanced X-ray crystallographic instrumentation on site and has applied this technology to the solution of molecular structures of several proteases -- both in AXYS' own discovery as well as its partners' research programs.

     Computational Sciences. AXYS uses a proprietary suite of computer algorithms and computational tools to generate ideas for molecular structures, to direct combinatorial chemical activity, and to perform virtual screening. These tools have been used successfully in both the Company's protease and receptor programs.

     High Throughput Screening. Where the structure of a target protein is not well understood, the screening of libraries of organic compounds provides lead structures for medicinal chemistry. Thousands of compounds can be screened daily at AXYS to identify new lead compounds or to optimize existing ones. The Company has adapted commercially available technologies to meet the needs of its product development programs.

     Protein Biochemistry. In contrast to traditional biotechnology companies, the Company generally employs the tools of recombinant DNA technology, including proprietary systems, to produce proteins, not as drugs, but as reagents for screening and for X-ray crystallography.

PATENTS AND PROPRIETARY RIGHTS

     AXYS holds a number of issued United States patents relating to compositions of matter, methods of treating disease, combinatorial chemistry and computational technologies, expiring through various dates in 2014. Further, AXYS has pending patent applications relating to compositions of matter, methods of treatment, combinatorial chemistry, assay techniques, transgenic animal models, computational technologies and novel technology for the discovery of novel protease inhibitors. AXYS intends to file additional patent applications, when appropriate, relating to its technology and to specific products it develops.

     The Company's policy is to strategically file selected patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     The patent positions of pharmaceutical and biotechnology firms, including the Company, are uncertain and involve complex legal and factual questions. In addition, the scope of the claims in a patent application can be significantly modified during prosecution before the issued patent is issued. Consequently, the

Company does not know whether any of its applications will result in the issuance of patents, or if any of its issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that the Company's pending patent applications, if issued, or its existing patents, would be held valid. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease or modify its use of such technology.

     The development of therapeutic products for applications in the Company's product fields is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the areas of the Company's programs. In addition, patent applications relating to the Company's potential products or technologies may currently be pending. Some of these applications or patents may limit or preclude the Company's applications and could result in a significant reduction of the coverage of the Company's patents, or potential patents. The Company is aware of pending patent applications that have been filed by other companies that may pertain to certain of the Company's technologies. If patents are issued to these or other companies containing preclusive or conflicting claims, and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. Furthermore, the Company has in the past been, and may from time to time in the future be, notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. The Company has obtained one license under a third party's patent, and if necessary or desirable the Company may seek additional licenses under other patents or intellectual property rights. There can be no assurance, however, that such a license will be available on reasonable terms or at all. The Company could decide, in the alternative, to resort to litigation to challenge such claims. Such challenges could be extremely expensive and time consuming and could have a material adverse effect on the Company's business, financial condition and results of operations.

     Much of the know-how important to the Company's technology and many of its processes, which may not be patentable, are dependent upon the knowledge, experience and skills of key scientific and technical personnel. To protect its rights to its proprietary know-how and technology, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company and require disclosure to the Company of ideas, developments, discoveries and inventions made by these individuals. There can be no assurance that these agreements will effectively prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure. The Company's business may be adversely affected by competitors who develop substantially equivalent technology.

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

COMPETITION

     The pharmaceutical industry is intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in the research and development of products in the Company's targeted areas. Many of these companies have substantially greater financial, technical and marketing resources than the Company. In addition, some of these companies have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. Moreover, certain academic institutions, governmental agencies and other research organizations are conducting research in areas in which the Company is working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed. These institutions also may market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel. The Company is pursuing areas of product development in which there is a potential for extensive technological innovation in relatively short periods of time. The Company's first clinical compound, APC 366, is in clinical trials for the treatment of asthma. Currently, Schering-Plough Corporation, Astra AB and Glaxo, among others, produce therapeutics for the treatment of asthma. The Company's competitors may succeed in developing technologies or products that are more effective than those of the Company. Rapid technological change or developments by others may result in the Company's technology or potential products becoming obsolete or noncompetitive. There can be no assurance that the Company's competitors will not develop more efficacious or more affordable products, or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than the Company, which would have a material adverse affect on the Company's business, financial condition and results of operations.

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

     The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory tests, in vivo preclinical studies and formulation studies, (ii) the submission to the FDA of an application for human clinical testing, an Investigational New Drug Application ("IND"), which must become effective before human clinical trials commence,
(iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of an NDA to the FDA, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic drug manufacturing establishments are subject to biennial inspections by the FDA and must comply with Good Manufacturing Practices ("GMP"). To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with local regulatory requirements.

     Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in

FDA authorization to commence clinical trials. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with good clinical practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy subjects, the drug is tested to determine its metabolism, pharmacokinetics and pharmacological actions in humans, the side effects associated with increasing doses and early evidence of efficacy, if possible. Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) identify possible adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the Company or the FDA may suspend or terminate clinical trials at any time if it is felt that the subjects or patients are being exposed to an unacceptable health risk or the FDA finds deficiencies in the IND or the conduct of the investigation. Further, FDA regulations subject sponsors of clinical investigations to numerous regulatory requirements, including, among other requirements, selection of qualified investigators, proper monitoring of the investigations, recordkeeping and record retention, and ensuring that FDA and all investigators are promptly informed of significant new adverse effects or risks with respect to the drug, as well as other ongoing reporting requirements.

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

     Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

     For clinical investigation and marketing outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within, and outside, the European Union ("EU"). The Company's approach to the European regulatory process involves the identification of clinical investigators in the member states of the EU and other European countries to conduct clinical studies. The Company intends to design these studies to meet FDA, EU and other European countries' standards. Within the EU, while marketing authorizations must be supported by clinical trial data of a type and extent set out by EU directives and guidelines, the approval process for the commencement of clinical trials is not currently harmonized by EU law and varies from country to country. As far as possible, the studies will be designed to develop a regulatory package sufficient for multi-country approval in the Company's European target markets, without the need to duplicate studies for individual country approvals.

     Outside the United States, the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. At present, foreign marketing authorizations are applied for at a national level, although within the EU certain registration procedures are available to companies wishing to market the product in more than one EU member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. The system for obtaining marketing authorizations within the EU changed on January 1, 1995 pursuant to EU legislation recently adopted. The new EU registration system is a dual one in which certain products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EU. Other products will be registered by national authorities in individual EU member states, operating on a principle of mutual recognition. This foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

MANUFACTURING

     The Company has no manufacturing facilities. The Company's potential products have never been manufactured on a commercial scale. Furthermore, the Company must rely on its collaborators, such as Bayer, P&U, Amgen, Inc. ("Amgen"), SB and Merck, Abbott, Boehringer Ingelheim, Corange, Glaxo and Parke-Davis to manufacture potential products created by the collaborations. Although the Company believes that it, its collaborators, or contract manufacturers will be able to manufacture its compounds in a commercially viable manner, there can be no assurance that such compounds can be manufactured at a cost or in quantities necessary to make them commercially viable. If the Company and its collaborators are unable to manufacture or contract with others for a sufficient supply of its compounds on acceptable terms, or if they should encounter delays or difficulties in their relationships with third party manufacturers, the Company's preclinical and clinical testing schedule would be delayed, resulting in a delay in the submission of products for regulatory approval or the market introduction and subsequent sales of such products, which would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company and its collaborators and contract manufacturers must adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will not be granted.

MARKETING

     The Company currently has no sales, marketing or distribution capability. The Company will rely on its collaborative relationships, such as those with Bayer, P&U, Amgen, SB, and Merck, Abbott, Boehringer Ingelheim, Corange, Glaxo and Parke-Davis to market certain of its potential products, may enter into future collaborations by which the Company will come to rely on the collaboration to market its products, and may decide to market other potential products directly. To market any of its potential products directly, the Company must develop a marketing and sales force with technical expertise and supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or relationships with third parties, or that it will be successful in gaining market acceptance for its potential products. Under its existing collaborations, and to the extent that the Company enters into future co-promotion or other licensing arrangements, any revenues received by the Company under those collaborations will depend upon the efforts of third parties, and there can be no assurance that such efforts will be successful.

ADDITIONAL RISK FACTORS

     Uncertainty Relating to Integration. The merger of Arris and Sequana involves the integration of two companies that have previously operated independently. Such integration will require significant effort from each company during 1998, including the coordination of their research and development and business development efforts. There can be no assurance that the Company will integrate the respective operations of Arris and Sequana without encountering difficulties or experiencing loss of personnel, or that the benefits expected from such integration will be realized. The diversion of the attention of management and any difficulties encountered in the transition process (including the interruption of, or a loss of momentum in, the Company's activities and problems associated with the potential loss of key personnel) could have an adverse impact on the Company's ability to realize anticipated benefits from the merger.

     Early Stage of Development. All of the potential products of the Company are in an early stage of research and development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing and lengthy regulatory clearance. The time necessary to achieve market success for any individual product is long and uncertain. There can be no assurance that the Company's research or product development efforts or those of its collaborators will be successfully completed or that interim milestones will be achieved, that the current research being performed by the Company will result in the identification of disease genes, that the identification of disease genes will facilitate the development of potential products, that the products currently under development by the Company will be successfully made into commercial products, that required regulatory clearance can be obtained, that products can be manufactured in adequate quantities at an acceptable cost and with appropriate quality or that any approved products can be successfully marketed or achieve customer acceptance. Commercial availability of any of the Company's products is not expected for a number of years, if at all.

     The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such products may be found to be ineffective or cause harmful side effects during preclinical testing or clinical trials, may fail to receive necessary regulatory clearance, may be difficult to manufacture on a large scale, may be uneconomical, may fail to achieve market acceptance or may be precluded from commercialization by proprietary rights of third parties.

     Dependence on Collaborative Relationships. The Company's strategy for the development, clinical testing, manufacturing and commercialization of certain of its potential products includes entering into collaborations with corporate partners, licensors, licensees and others. To date, the Company has entered into collaborations with Amgen, Bayer, P & U, Merck, SB, Abbott, Boehringer Ingelheim GmbH, Corange, Glaxo and Parke-Davis, and has formed a joint venture with Memorial Sloan-Kettering, called Genos. Substantially all of the Company's revenues to date have resulted from such collaborations, and the Company is dependent on the activities of its collaborators with respect to the eventual commercialization of the potential products subject to such collaborations.

     The amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by the Company's collaborators are not within the control of the Company. There can be no assurance that such partners will perform their obligations as expected or that the Company will derive additional revenue from such arrangements beyond the minimum contractual commitments. Moreover, the collaboration agreements may be terminated under certain circumstances. The Company and Glaxo are currently renegotiating the terms of their collaboration. In addition, the research funding phase of many of the Company's collaborations will come to an end by the end of 1998 pursuant to the terms of the collaboration agreements, unless continued or extended by the collaborators, and certain collaboration agreements can be terminated in 1998 by the collaborators. The inability of the Company to continue or renew any of these collaborations may have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company entered into numerous agreements relating to the provision of tissue samples, some of which are material to the Company. The inability of the Company to maintain or renew these agreements may adversely affect the Company in the same manner as described for corporate collaborators.

     If any of the Company's collaborators breach or elect to terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of potential products or research programs may be delayed, and the Company may be required to devote additional resources to product development and commercialization, or to terminate certain development programs. There can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators, or tissue sample providers, and the Company could lead to delays in the achievement of milestones or receipt of payments therefor, collaborative research, development and commercialization of certain potential products or could require or result in litigation or arbitration, which could be time-consuming and expensive and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's collaborators in some cases are developing, either alone or with others, products that may compete with the development and marketing of the Company's potential products. In addition, some of these collaborators currently derive substantial revenues from products that will compete with the potential products being developed under the collaborations. Accordingly, there can be no assurance that the collaborators will not pursue their existing or alternative technologies in preference to diagnostic or therapeutic products being developed in collaboration with the Company. There also can be no assurance that the Company's collaborators will develop and market any potential products under the collaborations.

     Uncertainty Relating to Clinical Trials. Before obtaining regulatory clearance for the commercial sale of any of its potential products under development, the Company or its collaborators must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. The results from preclinical studies and early clinical trials, however, may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that any clinical trials will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory clearance or will result in marketable products. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a potential product under development could delay or prevent regulatory approval of the potential product and would have a material adverse effect on the Company's business, financial condition and results of operations.

     Any drug is likely to produce some toxicities or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for sufficiently long periods of time. There can be no assurance that unacceptable toxicities or side effects will not occur at any dose level at any time in the course of toxicological studies or of clinical trials of potential products. The appearance of any such unacceptable toxicities or side effects in toxicology studies or in clinical trials could cause the Company or its collaborators or regulatory authorities to interrupt, limit, delay or abort the development of any potential products and could ultimately prevent clearance by the FDA or foreign regulatory authorities for any or all targeted indications. Even after being cleared by the FDA or foreign regulatory authorities, a product may later be shown to be unsafe or to not have its purported effect, thereby preventing widespread use or requiring withdrawal from the market. There can be no assurance that any potential products under development by the Company or its collaborators will be safe or effective when administered to patients.

     The Company currently has one compound, APC 366, in clinical trials. Phase IIa studies with APC 366 in a liquid aerosol formulation have been completed. APC 366 is being reformulated for administration as a dry powder. Once reformulation is accomplished, clinical trials are expected to be performed to establish the safety and efficacy of APC 366 in the treatment of asthma. There can be no assurance that the Company will be able to reformulate APC 366 or to complete clinical trials of APC 366 successfully, or at all. Nor can there be any assurance that other drug candidates entering clinical trials, if any, will successfully complete such trials or that the Company will be able to demonstrate the safety and efficacy of such drug candidates. Clinical trial results that show insufficient safety or efficacy could have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainty Relating to the Company's Ability to Commercialize Gene Discoveries. There can be no assurance that the Company's positional cloning technology and approach to gene discovery will enable it to successfully identify and characterize the specific genes that cause or predispose individuals to the complex, polygenic (i.e., associated with more than one gene) diseases that are the targets of its gene discovery programs. Even if the Company is successful in identifying specific genes, there can be no assurance that its gene discoveries will lead to the development of commercial products. Once the Company identifies specific genes, it may rely upon others to complete characterization of such genes and the Company plans to rely on others to develop and commercialize products based upon such genes. The Company's success will depend, in part, upon its ability to focus its research efforts on diseases that are suitable candidates for gene-based diagnostic and therapeutic products and that are associated with genes which may be identified and characterized through the use of positional cloning techniques. The polygenic diseases targeted by the Company generally are believed to be caused by a number of genetic as well as environmental factors. There can be no assurance that such diseases can be successfully addressed through gene-based diagnostic or therapeutic products.

     Dependence on Ability to Attract and Retain Professional Staff. The Company is highly dependent on the principal members of its scientific and management staff. Retaining and attracting qualified personnel, consultants and advisors are critical to the Company's success. One major challenge facing the combined company after the merger is to integrate the Company without losing key personnel. There can be no assurance that the Company will successfully integrate the respective operations without experiencing a loss of such personnel. The loss of key personnel may adversely affect the Company.

     To pursue its product research and development plans, the Company will be required, and currently is seeking, to hire additional qualified scientific personnel to perform research and development. Expansion in product development and clinical testing also is expected to require the addition of management personnel and the development of additional expertise by existing management personnel. The Company faces intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms or at all.

     The Company's academic collaborators are not employees of the Company. As a result, the Company has limited control over their activities and can expect that only limited amounts of their time will be dedicated to the activities of the Company. The Company's academic collaborators may also have relationships with other commercial entities, some of which could compete with the Company.

     Future Capital Needs; Uncertainty of Additional Funding. The Company has experienced significant operating losses since its inception. The Company has not generated revenues from any products to date and expects that it will continue to incur significant operating losses over at least the next several years as its research and development efforts and preclinical and clinical testing activities expand. The development of the Company's technology and potential products will require a commitment of substantial funds to conduct the costly and time-consuming research and preclinical and clinical testing activities necessary to develop and optimize such technology and potential products. The Company's future capital requirements will depend on many factors, including continued scientific progress in the research and development of the Company's technology and drug development programs, the ability of the Company to establish new and maintain existing collaborations with others for product development, and the ability to achieve any milestones under such collaborations.

     The Company expects that its existing capital resources, including research and development revenues from existing collaborations, will enable the Company to maintain current and planned operations for at least the next three years (assuming appropriate adjustments if existing programs cease being funded). However, the Company expects to raise substantial additional capital to fund its operations before the end of this period and will need to continue to raise capital until it achieves substantial product or royalty revenues, if ever. The Company expects that it will seek such additional funding through new collaborations, the extension of existing collaborations, or through public or private equity or debt financings. There can be no assurance that additional funding will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself.

     Uncertainty Relating to Intellectual Property Rights. The Company's success will depend in large part on its ability to obtain patents, maintain trade secrets and operate without infringing the proprietary rights of others, both in the United States and in other countries. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions, and, therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. There is substantial uncertainty regarding the patentability of gene fragments or genes without known function. In addition, the Company's ability to obtain patent protection on genes which the Company identifies and characterizes, or products based on such genes, is uncertain. There can be no assurance that any of the Company's patents, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

     The commercial success of the Company also will depend, in part, on the Company not infringing patents issued to others and not breaching the technology licenses upon which any of the Company's potential products are based. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the areas of the Company's programs. Since patent applications in the United States are filed in secrecy until the patent's issue, patent applications filed by others relating to the Company's potential products or technology may currently be pending. Some of these applications or patents may limit or preclude the Company's applications, or conflict in certain respects with claims made under the Company's patents, if issued. Furthermore, the Company has in the past been, and the Company may from time to time in the future be, notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. The Company's breach of an existing license or failure to obtain a license to technology required to commercialize its potential products could have a material adverse impact on the Company's business, financial condition or results of operations.

     Litigation, which could result in substantial costs to the Company, also may be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the Patent and Trademark Office ("PTO") to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable. The Company may also have to participate in interference proceedings declared by foreign regulatory authorities with respect to patents issued by or patent applications filed in foreign jurisdictions. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties or to cease using such technology.

     The Company also relies on trade secrets to protect its technology, especially where patent protection is not believed to be appropriate or obtainable. The Company protects its proprietary technology and processes, in part, by confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

     Governmental Regulation; No Assurance of Regulatory Clearance. Prior to marketing in the United States, any diagnostic or therapeutic product developed by the Company or its collaborators must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the FDA under the federal Food, Drug and Cosmetic Act. Satisfaction of such regulatory requirements, which includes satisfying the FDA that the product is both safe and effective, typically takes many years, depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Preclinical studies must be conducted in conformity with the FDA's good laboratory practice regulations. Before commencing clinical investigations in humans, the Company or its collaborators must submit to and receive approval from the FDA of an IND. There can be no assurance that submission of an IND would result in FDA authorization to commence clinical trials. Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practice requirements and is subject to continuing FDA oversight. The Company does not have extensive experience in conducting and managing the clinical testing necessary to obtain regulatory approval. Clinical trials may require large numbers of test subjects. Furthermore, the Company, its collaborators or the FDA may suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks or the FDA finds deficiencies in the IND or the conduct of the investigation. Further, FDA regulations subject sponsors of clinical investigations to numerous regulatory requirements, including, among other requirements, selection of qualified investigators, proper monitoring of the investigations, recordkeeping and record retention, and ensuring that FDA and all investigators are promptly informed of significant new adverse effects or risks with respect to the drug, as well as other ongoing reporting requirements.

     Before receiving FDA approval to market a product, the Company or its collaborators will also have to demonstrate that the product is safe and effective on the patient population that will be treated. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearance. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Similar delays also may be encountered in foreign countries. There can be no assurance that even after such time and expenditures, regulatory clearance will be obtained for any products developed by the Company and its collaborators. If regulatory clearance of a product is granted, such clearance will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. Marketing or promoting a drug for an unapproved indication is prohibited. Furthermore, clearance may entail ongoing requirements for postmarketing studies. Even if regulatory clearance is obtained, the marketed product, the manufacturer and the manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including costly recalls or withdrawal of the product from the market.

     There can be no assurance that any product developed by the Company alone or in conjunction with others will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive and maintain marketing approval.

     Uncertainty of Pharmaceutical Pricing, Health Care Reform and Related Matters. The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of governmental and third-party payors to contain or reduce the cost of health care. In certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. Although the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement of such proposals or efforts could have a material adverse effect on the Company's ability to raise capital, and the adoption of such proposals or efforts could have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or efforts have a material adverse effect on other pharmaceutical companies that are prospective collaborators with the Company, the Company's ability to establish or maintain a strategic alliance may be adversely affected.

     In both domestic and foreign markets, sales of the Company's potential products will depend in part on the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's potential products will be considered cost-effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development.

     No Assurance of Market Acceptance. There can be no assurance that, if cleared for marketing, any of the Company's potential products will achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt of regulatory approvals, the establishment and demonstration in the medical community of the clinical efficacy and safety of the Company's product candidates and their potential advantages over existing treatment methods and reimbursement policies of government and third-party payors. There is no assurance that physicians, patients, payors or the medical community in general will accept and utilize any products that may be developed by the Company.

     Risks of Product Liability; Uncertain Availability of Insurance. The use of any of the Company's potential products in clinical trials, manufacturing and marketing and the sale of any approved products may expose the Company to liability claims resulting from the use of such products. These claims might be made directly by consumers, pharmaceutical companies or others. The Company maintains product liability insurance coverage for claims arising from the use of its products. However, coverage is becoming increasingly expensive. No assurance can be given that the Company or its collaborative partners will be able to obtain and maintain commercially reasonable product liability insurance or, if maintained, that such insurance will be in sufficient amounts to protect the Company against losses due to liability. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

     Hazardous Materials. The Company's research and development programs involve the controlled use of hazardous materials, chemicals and various radioactive compounds. The Company may incur substantial costs to comply with environmental regulations if the Company develops manufacturing capacity. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Anti-takeover Provisions. The Company's Certificate of Incorporation and Bylaws require that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of stockholders and may not be effected by written consent. Special meetings of the stockholders of the Company may be called only by the Company's Board of Directors, the Chairman of the Board of Directors or the President of the Company. These and other charter provisions may discourage certain types of transactions involving an actual or potential change in control of the Company, including transactions in which the stockholders might otherwise receive a premium for their shares over then current prices, and may limit the ability of the stockholders to approve transactions they may deem to be in their best interests. In addition, the Board of Directors of the Company has the authority, without action by the stockholders, to fix the rights and preferences of and to issue shares of Preferred Stock, which also may have the effect of delaying or preventing a change in control of the Company.

     Price Volatility in Public Market. The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the common stock of many publicly traded biopharmaceutical companies has in the past been, and can in the future be expected to be, especially volatile. Announcements of technological innovations or new products of the Company or its competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of biopharmaceutical products and economic and other external factors, as well as period-to-period fluctuations in the Company's operating and product development results, may have a significant impact on the market price of the Company's Common Stock.

     The Company's Common Stock currently trades on the Nasdaq National Market. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters."

     Absence of Dividends. The Company has not paid any cash dividends since its inception and does not intend to pay any cash dividends in the foreseeable future.

EMPLOYEES

     As of the date of the acquisition, AXYS employed 395 individuals, of whom 119 hold Ph.D. or M.D. degrees and 66 hold other advanced degrees. Approximately 335 employees are engaged in research and development activities, including a variety of disciplines within the areas of molecular biology and other biological sciences, medicinal chemistry, genomics and genetics, bioinformatics, computer sciences and clinical development. Approximately 60 employees are employed in finance, corporate development and general administrative activities. None of the Company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good. Additionally, AXYS augments its full time staff through part-time consulting arrangements with experienced, professional scientists and managers.

ITEM 2. PROPERTIES

     AXYS currently occupies approximately 208,000 square feet, which is made up of leased laboratory, support and administrative space located primarily in South San Francisco and La Jolla California. Leases expire as follows: July and October 1999 with respect to approximately 10,800 square feet, October and December 2001 with respect to approximately 104,300 square feet, August 2006 with respect to approximately 82,900 square feet and March 2009 with respect to approximately 10,000 square feet. In addition to the above listed facilities, the Company is subleasing approximately 32,000 square feet to an unrelated third party, with the lease and sublease expiring in July 2005, and approximately 4400 square feet to a joint venture partner, with the sublease in December 1998.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, no matters were submitted to a vote of the stockholders.

     On January 7, 1998, the Company held a special meeting of the stockholders of Arris. The following actions were taken at the meeting:

     1.) A proposal to approve the issuance of shares of Arris common stock pursuant to the Agreement and Plan of Merger and Reorganization, dated as of November 2, 1997, among Arris, Beagle Acquisition Sub, Inc., a California corporation and wholly owned subsidiary of Arris ("Merger Sub"), and Sequana (the "Reorganization Agreement"): 8,286,232 shares were voted in favor of the proposal, 2,120,296 shares were voted against the proposal, 59,179 shares abstained, and 4,705,793 shares were broker non-votes.

     2.) A proposal to approve the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Arris to increase the total number of shares of capital stock authorized for issuance to 60,000,000 and the number of shares of common stock authorized for issuance to 50,000,000. The amendment also changed the name of the corporation to AxyS Pharmaceuticals, Inc. The amendment also merged a wholly owned subsidiary of Arris with and into Sequana, pursuant to the Reorganization Agreement:

8,486,832 shares were voted in favor of the proposal, 2,081,352 shares voted against the proposal, 79,238 shares abstained, and 4,530,038 shares were broker non-votes.

     3.) A proposal to approve the 1997 Equity Incentive Plan: 8,082,193 shares were voted in favor of the proposal, 2,219,594 shares voted against the proposal, 163,965 shares abstained, and 4,705,793 shares were broker nonvotes.

     4.) A proposal to approve the 1994 Non-Employee Director's Stock Option Plan, as amended to increase the number of shares of Common Stock authorized for issuance under the plan by 350,000 shares: 8,797,288 shares were voted in favor of the proposal, 1,553,214 shares voted against the proposal, 170,275 shares abstained, and 4,650,723 shares were broker non-votes.

     5.) A proposal to approve the Employee Stock Purchase Plan, as amended to increase the number of shares of Common Stock authorized for issuance under the plan by 400,000 shares: 8,868,164 shares were voted in favor of the proposal, 1,678,331 shares voted against the proposal, 156,282 shares abstained, and 4,468,723 shares were broker non-votes.

     On January 7, 1998, the following matters were submitted to a vote of the stockholders at a special meeting of the stockholders of Sequana:

          A proposal to (i) adopt and approve the Reorganization Agreement, and
     (ii) approve the merger of Merger Sub with and into Sequana pursuant to which Sequana will become a wholly owned subsidiary of Arris: 6,243,520 shares were voted in favor of the proposal, 462,182 shares voted against the proposal, 3,937 shares abstained, and 3,789,767 shares were broker non-votes.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Arris' Common Stock began trading on the Nasdaq National Market under the symbol "ARRS" on November 19, 1993. Prior to that date, there was no public market for the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock reported on the Nasdaq National Market. These over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent the sales prices in actual transactions.

                                                                 HIGH      LOW
                                                                ------    ------
1996
First Quarter...............................................    $19.50    $12.50
Second Quarter..............................................     17.25     11.38
Third Quarter...............................................     14.50      9.50
Fourth Quarter..............................................     16.25     12.25
1997
First Quarter...............................................    $15.88    $12.13
Second Quarter..............................................     14.00      9.50
Third Quarter...............................................     15.63     11.38
Fourth Quarter..............................................     14.00      7.50

     On January 12, 1998, the Company's Common Stock began trading on the Nasdaq National Market under the symbol "AXPH." On March 20, 1998, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $8.88 per share.

HOLDERS

     As of February 28, 1998, there were approximately 696 stockholders of record of the Company's Common Stock.

DIVIDENDS

     The Company has not paid dividends on its Common Stock and currently does not plan to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 4, 1997, Sequana issued 151,297 shares of Common Stock, valued at $2,000,000, to Warner-Lambert Company ("Warner"), in connection with the collaboration agreement dated October 31, 1997 between Sequana and Parke-Davis.

     The issuance and sale of such shares was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof due to, among other things, (i) the limited number of persons to whom the shares were issued, (ii) the distribution of disclosure documents to the investor,
(iii) the fact that such person represented and warranted to the Company, among other things, that such person was acquiring the shares for investment only and not with a view to the resale or distribution thereof, and (iv) the fact that certificates representing the shares were issued with a legend to the effect that such shares had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.

ITEM 6.  SELECTED FINANCIAL DATA

ARRIS PHARMACEUTICAL CORPORATION

     The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" which is included elsewhere in this Annual Report on Form 10-K.

                                                         YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              1993      1994       1995      1996       1997
                                             -------   -------   --------   -------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Contract revenues.........................   $ 2,542   $ 8,304   $ 16,727   $21,560   $ 24,814
Operating expenses:
Research and development..................     8,910    13,155     14,689    24,319     31,050
General and administrative................     2,283     4,010      4,247     5,409      7,153
Acquired in-process research and
  development.............................        --        --     22,514       230         --
                                             -------   -------   --------   -------   --------
Total operating expenses..................    11,193    17,165     41,450    29,958     38,203
                                             -------   -------   --------   -------   --------
Operating loss............................    (8,651)   (8,861)   (24,723)   (8,398)   (13,389)
Interest income (expense), net............       172       522        990     2,470      2,422
                                             -------   -------   --------   -------   --------
Net loss..................................   $(8,479)  $(8,339)  $(23,733)  $(5,928)  $(10,967)
                                             -------   -------   --------   -------   --------
Net loss per share, basic and diluted.....   $ (2.10)  $ (0.97)  $  (2.71)  $ (0.45)  $  (0.73)
Weighted average number of shares used in
  computing basic and diluted net loss per
  share...................................     4,031     8,570      8,745    13,177     15,025

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            1993       1994       1995       1996       1997
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  investments..........................   $ 25,610   $ 30,070   $ 31,105   $ 66,720   $ 53,408
Total assets...........................     31,063     34,786     40,293     80,832     73,584
Long-term obligations..................      3,352      7,645     16,490     10,676     15,331
Accumulated deficit....................    (24,804)   (33,298)   (56,876)   (62,804)   (73,771)
Total stockholders' equity.............     21,654     13,425      7,278     52,900     43,890

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as under "Item 1. Business," including, "Additional Risk Factors."

OVERVIEW

     Since its inception in April 1989, the Company has devoted substantially all of its resources to its research and development programs. To date, the Company's primary source of revenue has been its corporate collaborations with P&U, Amgen, Bayer, SB, Merck, and Abbott. 1997 marked the first time that the Company received revenue from sales of its combinatorial chemistry compounds, to P&U. The Company's collaborations have taken a variety of forms including in each case, certain of the following elements: payments to the Company of an up-front fee, purchase of an equity position in the Company, research funding payments, milestone payments, and royalties upon the sale of any resulting products. Where appropriate, the up-front fees have been recorded as deferred revenue until earned.

     In December 1997, the Company announced a new collaboration with Bristol-Myers Squibb ("BMS") to develop protease inhibitors to prevent the growth and spread of hepatitis C virus infection. The collaboration provides for an up-front fee, research funding over the initial three-year term, bench mark payments upon the achievement of mutually agreed upon milestones, and royalties upon the sale of any resulting products.

     As discussed in "Item 1, Business", on January 8, 1998, Arris acquired Sequana. Since that time Arris has operated as AXYS Pharmaceuticals, Inc. Thus, the financial results contained in "Item 8. Financial Statements and Supplementary Data" reflect the financial results of Arris only, and do not include the effects of the acquisition of Sequana. However, the discussion contained herein will, where appropriate, include effects of the acquisition going forward.

     The Company has not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial and that results from prior quarters may not be indicative of future operating results. As of December 31, 1997, the Company's accumulated deficit was approximately $73.8 million.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

Contract Revenues

     The Company's contract revenues increased to $24.8 million for the year ended December 31, 1997, from $21.6 million in 1996. All of the Company's revenues for the year ended December 31, 1997 are attributable to collaborations with P&U, Amgen, Bayer, SB, Merck, Abbott and BMS. The increase in 1997 was primarily due to (i) the inclusion of a full year of research and development funding support under a collaboration with Merck, which commenced in November 1996, to develop small molecule inhibitors of proteases involved in osteoporosis; (ii) the shipment of small molecule synthetic organic compounds under the combinatorial chemistry collaboration with P&U, which commenced in March 1996 (250,000 total compounds are due under the three-year agreement, of which approximately 100,000 were shipped); (iii) additional research funding under a collaboration with P&U for the Xa project, which commenced in September 1995; (iv) the commencement of the collaboration with BMS to develop small molecule inhibitors of proteases involved in hepatitis C virus infection; (v) the commencement of the collaboration with Abbott to transfer to Abbott specialized drug discovery technologies for application by Abbott in an undisclosed proprietary research program; and (vi) the inclusion of a full year of research and development funding support under a collaboration with SB, which commenced in June 1996, to develop inhibitors using AXYS' proprietary Delta Technology to target intracellular viral proteases. The increases were partially offset by lower revenues recognized under the erythropoietin collaboration with Amgen, the human growth hormone collaboration with P&U and the oral tryptase inhibitor collaboration with Bayer, in which the research funded portion of each of these agreements ended during 1997.

Research and Development

     The Company's research and development expenses increased to $31.1 million for the year ended December 31, 1997, from $24.3 million in 1996, primarily due to the expansion of the Company's research efforts in new and existing programs, the expense of two phase IIa clinical trials of APC-366 and investments in proprietary programs. Research and development expenses as a percentage of total operating expenses have remained constant at approximately 81% for the year ended December 31, 1997, compared to the same period in 1996.

General and Administrative

     The Company's general and administrative expenses increased to $7.2 million for the year ended December 31, 1997, from $5.4 million in 1996, primarily due to increased support associated with the Company's expanded research and development efforts, and the expansion of the Company's facilities and business development activities. In spite of the overall increase, general and administrative expenses as a percentage of total expenses have remained constant at approximately 19% for the year ended December 31, 1997, compared to the same period in 1996.

Interest Income and Interest Expense

     Interest income increased to $3.4 million for the year ended December 31, 1997, from $3.1 million for the same period in 1996. The increase was primarily due to the increase in average cash balances between the periods, resulting from the receipt of up-front fees collected under new collaborations and the collection of revenues from the shipment of compounds under the collaboration with P&U. Interest expense increased to $1.0 million for the year ended December 31, 1997, from $670,000 in the same period in 1996. The increase was primarily due to the higher debt balances carried from the previous line of credit with Bank of America and the Company's new lending arrangement with Sumitomo Bank and Silicon Valley Bank, discussed below. The Company has used draw downs from its lending arrangements for capital equipment acquisitions.

Income Tax

     The Company incurred a net operating loss in 1997 and, accordingly, no provision for federal or state income taxes was recorded. As of December 31, 1997, the Company had federal and state net operating tax loss carryforwards of approximately $26.6 million. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended.

OUTLOOK

     The following outlook discussion is based on the combined pro forma operating results (see table below) of the Company and Sequana as if the acquisition had been effective as of December 31, 1996.

PRO FORMA OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 (UNAUDITED)

                                                                   (IN
                                                                THOUSANDS)
                                                              --------------
Revenues....................................................     $ 44,399
Operating expenses:
  Research and development..................................       60,961
  General and administrative................................       12,546
                                                                 --------
Total operating expenses....................................       73,507
                                                                 --------
Operating Loss..............................................     $(29,108)
                                                                 ========

Revenues

     Sequana's revenues for the year ended December 31, 1997 were $19.6 million and were attributable to its corporate collaborations, primarily with Boehringer Ingelheim International GmbH, Corange, Parke-Davis and Glaxo. In November 1997, Sequana announced that Sequana and Glaxo are renegotiating the terms of their collaboration.

Research and Development

     Research and development expenses for Sequana for the year ended December 31, 1997 were approximately $29.9 million. The Company expects to continue to expand its own existing research programs as well as those of Sequana; therefore, research and development expenses in 1998 are expected to increase as expanded research efforts continue at both locations.

General and Administrative

     General and administrative expenses for Sequana in 1997 were approximately $5.3 million. The Company expects general and administrative expenses to increase as research and development activities increase, in order to support that effort. In addition to the support of the research effort of the newly combined company, the Company is also anticipating costs associated with the integration of the two companies. These costs will primarily be charged to general and administrative functions. However, there are some costs, estimated to be approximately $1.0 to $3.0 million that may be eliminated.

Acquired In-Process Research and Development

     In connection with the Company's acquisition of Sequana on January 8, 1998, a portion of the purchase price will be allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition, including in-process research and development, which will be expensed in the first quarter ending March 31, 1998. The fair value of these amounts were based upon an independent valuation. The acquisition was a tax-free reorganization accounted for as a purchase.

YEARS ENDED DECEMBER 31, 1996 AND 1995

Contract Revenues

     The Company's contract revenues increased to $21.6 million for the year ended December 31, 1996, from $16.7 million in 1995. The increase was due to (i) the inclusion of a full year of research and development funding support under a collaboration with P&U, which commenced in August 1995, for the treatment of blood clotting disorders; (ii) the commencement of the collaboration with P&U in March 1996, to use combinatorial chemistry to create probe libraries consisting of 250,000 small molecule synthetic organic compounds; (iii) the commencement of the collaboration with SB in June 1996, to develop inhibitors using the Company's proprietary Delta Technology targeting intracellular viral proteases;
(iv) a milestone payment from Bayer in September 1996 for the development of a tryptase inhibitor for the treatment of asthma; and (v) the commencement of the collaboration with Merck in November 1996 to develop small molecule inhibitors of proteases involved in osteoporosis.

Research and Development

     The Company's research and development expenses increased to $24.3 million for the year ended December 31, 1996, from $14.7 million in 1995, primarily due to the expansion of the Company's research efforts in new and existing programs and the expenses of programs and facilities added as part of the December 22, 1995 acquisition of Khepri Pharmaceuticals, Inc. ("Khepri") (see "Acquired in-process research and development" below). Research and development expenses increased as a percentage of total expenses (without the consideration of acquired in-process research and development expenses of $230,000 and $22.5 million in 1996 and 1995, respectively) to 82% in 1996, from 78% in 1995.

General and Administrative

     The Company's general and administrative expenses increased to $5.4 million for the year ended December 31, 1996, from $4.2 million in 1995, primarily due to the addition of programs added as a result of the acquisition of Khepri (see "Acquired in-process research and development" below), the addition of general and administrative personnel in support of the Company's expanded research and development efforts, and the expansion of the Company's facilities, as well as business development activities. In spite of the overall increase, general and administrative expenses as a percentage of total expenses (without the consideration of acquired in-process research and development expenses of $230,000 and $22.5 million in 1996 and 1995, respectively) decreased to 18% in 1996, from 22% in 1995.

Acquired In-Process Research and Development

     On December 22, 1995 the Company acquired Khepri Pharmaceuticals, Inc. ("Khepri"), a development stage company focused on the discovery of therapeutic inhibitors of cysteine proteases. The acquisition was a tax-free reorganization accounted for as a purchase. The purchase price was allocated to acquired assets and assumed liabilities based upon the fair value at the date of acquisition. Approximately $230,000 and $22.5 million of the purchase price was allocated to in-process research and development and charged to expense at December 31, 1996 and 1995, respectively.

Interest Income and Interest Expense

     Interest income increased to $3.1 million for the year ended December 31, 1996, from $1.3 million in 1995. The increase was largely due to the higher average cash balances in 1996 resulting from receipt of net proceeds of approximately $36.2 million from the follow-on public offering of 3,000,000 shares of the Company's common stock, which closed on March 27, 1996, and approximately $5.5 million from the exercise on April 24, 1996 by the underwriters of the over allotment option in the offering of 450,000 shares, and from the receipt of a milestone fee from an existing collaboration and up-front fees collected under new collaborations. Interest expense increased to $670,000 for the year ended December 31, 1996, from $312,000 in 1995, as a result of higher average debt balances incurred to finance the expansion of the Company's facilities and acquisition of lab equipment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private and public offerings of its capital stock and through corporate collaborations. As of December 31, 1997, the Company had realized approximately $93 million in net proceeds from offerings of its capital stock. In addition, the Company has realized $79 million since inception from its corporate collaborations (excluding the $5.4 million equity investment in the Company made by P&U).

     The Company's principal sources of liquidity are its cash and investments, which totaled $53.4 million as of December 31, 1997. In September 1997, the Company arranged for a $20 million credit facility with Sumitomo Bank and Silicon Valley Bank, jointly, replacing the previous line of credit with Bank of America. This new line of credit is available through August 1998. As of December 31, 1997, the Company had borrowed $13.8 million and had $6.2 million remaining available under this line of credit.

     Operating activities used $14.5 million of cash during the year ended December 31, 1997, compared to $5.7 million for the same period in 1996. Purchase of property and equipment of $6.3 million was expended during the year ended December 31, 1997, compared to $6.9 million for the same period in 1996.

     The Company's revenues in 1997 were attributable to collaborations with P&U, Amgen, Bayer, SB, Merck, Abbott and BMS. The research phase of the PNU human growth hormone collaboration concluded in December 1997. The research phase of the Amgen erythropoietin collaboration concluded in February 1997. In December 1997 SB notified the Company that it would continue the proof of concept phase of the collaboration for targeting intracellular viral proteases using only SB's own internal researchers. That phase will conclude in June 1998. The research phase of the Xa project with P&U is scheduled to continue through July 1998. However, the Company and P&U are currently in discussions regarding the future course of development in the program area. The Company's remaining collaborations extend 12 months beyond December 1997. If the Company is unable to renew any of these collaborations, it could have a material adverse effect on the Company's business, financial condition and results of operation. The cash received by the Company under all collaborations for the year ended December 31, 1997 was approximately $16.8 million. This amount included the license fee from Abbott in connection with the transfer of specialized drug discovery technologies for application by Abbott in an undisclosed proprietary research program, which commenced in 1997; a portion of the up-front payment from BMS in connection with the development of small molecule inhibitors of proteases involved in hepatitis C virus infection; and research funding from the on-going collaborations. There can be no assurance that the research support or any milestone payments will be realized on a timely basis or at all.

OUTLOOK

     The Company and Sequana have both financed their operations since inception primarily through private and public offerings of their capital stock and through corporate collaborations. Sequana also had a lending arrangement with Sumitomo bank for a $7 million line of credit. The balance outstanding under the line at the closing date of the acquisition was $7 million. The principal source of liquidity for the consolidated company will be its cash and investments, which would have been $101.5 million on a pro forma basis as of December 31, 1997.

     The Company expects that its existing capital resources, including research and development revenues from existing collaborations, will enable the Company to maintain current and planned operations for at least three years. The Company anticipates that it will need to raise substantial additional capital to fund its operations beyond that period. The Company expects that it will seek such additional funding through new collaborations, through the extension of existing collaborations, or through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself.

IMPACT OF THE YEAR 2000

     The Company has initiated modification of its information technology systems to recognize the year 2000 and has begun converting critical hardware and data processing systems. The Company expects the project to be substantially complete by early 1999. The Company does not expect this project to have a significant effect on operations, and the costs of modification are expected to be insignificant. The Company is in the process of replacing its finance information system which will be year 2000 compliant. In addition, the Company is evaluating significant vendors and other third parties which could have an effect on the Company's operations to ensure Year 2000 compliance by such vendors and third parties.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

                           AXYS PHARMACEUTICALS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997 , 1996 AND 1995
                      WITH REPORT OF INDEPENDENT AUDITORS

                                                               PAGE
                                                              -------
Report of Independent Auditors..............................       32
Consolidated Balance Sheets.................................       33
Consolidated Statements of Operations.......................       34
Consolidated Statement of Stockholders' Equity..............       35
Consolidated Statements of Cash Flows.......................       36
Notes to Consolidated Financial Statements..................       38

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
AXYS Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of AXYS Pharmaceuticals, Inc. (formerly Arris Pharmaceutical Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AXYS Pharmaceuticals, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Palo Alto, California
February 6, 1998

                           AXYS PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 22,938    $ 10,822
  Short-term marketable investments.........................      30,470      37,021
  Prepaid expenses and other current assets.................       4,103       2,217
                                                                --------    --------
Total current assets........................................      57,511      50,060
Marketable investments......................................          --      11,627
Restricted cash and investments.............................          --       7,250
Property and equipment, net.................................      14,454      10,446
Note receivable from officer................................         775         750
Other assets................................................         844         699
                                                                --------    --------
                                                                $ 73,584    $ 80,832
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  1,622    $  1,439
  Accrued compensation......................................       1,793       1,480
  Other accrued liabilities.................................       2,148       1,570
  Current portion of deferred revenue.......................       5,410      10,783
  Current portion of notes payable and capital lease
     obligations............................................       3,390       1,984
                                                                --------    --------
Total current liabilities...................................      14,363      17,256
Noncurrent portion of deferred revenue......................         726       1,973
Noncurrent portion of notes payable and capital lease
  obligations...............................................      14,605       8,703

COMMITMENTS
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, none issued or outstanding.................          --          --
  Common stock, $0.001 par value; 30,000,000 shares
     authorized, 15,203,089 shares and 14,831,975 shares
     issued and outstanding at December 31, 1997 and 1996,
     respectively...........................................     117,786     115,904
Note receivable from officer................................        (125)       (200)
Accumulated deficit.........................................     (73,771)    (62,804)
                                                                --------    --------
Total stockholders' equity..................................      43,890      52,900
                                                                --------    --------
                                                                $ 73,584    $ 80,832
                                                                ========    ========

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Contract revenue.........................................    $ 24,814    $ 21,560    $ 16,727
Operating expenses:
  Research and development...............................      31,050      24,319      14,689
  General and administrative.............................       7,153       5,409       4,247
  Acquired in-process research and development...........          --         230      22,514
                                                             --------    --------    --------
Total operating expenses.................................      38,203      29,958      41,450
                                                             --------    --------    --------
Operating loss...........................................     (13,389)     (8,398)    (24,723)
Interest income..........................................       3,436       3,140       1,302
Interest expense.........................................      (1,014)       (670)       (312)
                                                             --------    --------    --------
Net loss.................................................    $(10,967)   $ (5,928)   $(23,733)
                                                             ========    ========    ========
Basic and diluted net loss per share.....................    $  (0.73)   $  (0.45)   $  (2.71)
                                                             ========    ========    ========
Shares used in computing basic and diluted net loss per
  share..................................................      15,025      13,177       8,745
                                                             ========    ========    ========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    COMMON STOCK            NOTE                                        TOTAL
                                                ---------------------    RECEIVABLE      DEFERRED     ACCUMULATED   SHAREHOLDER'S
                                                  SHARES      AMOUNT    FROM OFFICER   COMPENSATION     DEFICIT        EQUITY
                                                ----------   --------   ------------   ------------   -----------   -------------
Balances at December 31, 1994................    8,634,918   $ 47,102      $(200)         $(179)       $(33,298)      $ 13,425
  Exercise of options to purchase common
    stock at $0.35-$7.00 per share...........       74,484        162         --             --              --            162
  Issuance of common stock at $4.89-$11.50
    per share (net of repurchases) for cash
    and services.............................       44,915        281         --             --              --            281
  Issuance of common stock and value of
    options and warrants issued in connection
    with the acquisition of Khepri
    Pharmaceuticals, Inc.....................    1,414,759     16,844         --             --              --         16,844
  Amortization of deferred compensation......           --         --         --            144              --            144
  Recovery of unrealized loss on securities
    held as available-for-sale...............           --         --         --             --             155            155
  Net loss...................................           --         --         --             --         (23,733)       (23,733)
                                                ----------   --------      -----          -----        --------       --------
Balances at December 31, 1995................   10,169,076     64,389       (200)           (35)        (56,876)         7,278
  Exercise of options and a warrant to
    purchase common stock at $0.32-$13.02 per
    share....................................      466,088      1,425         --             --              --          1,425
  Issuance of common stock at $13.00 per
    share net of issuance costs of $3,138....    3,450,000     41,712         --             --              --         41,712
  Issuance of common stock at $4.89 to $9.46
    per share in connection with the Employee
    Stock Purchase Plan......................       66,692        393         --             --              --            393
  Issuance of common stock in connection with
    the exercise of the Arris Canada minority
    interest option..........................      161,418      1,800         --             --              --          1,800
  Issuance of common stock in connection with
    the acquisition of Khepri
    Pharmaceuticals, Inc.....................      518,701      6,185         --             --              --          6,185
  Amortization of deferred compensation......           --         --         --             35              --             35
  Net loss...................................           --         --         --             --          (5,928)        (5,928)
                                                ----------   --------      -----          -----        --------       --------
Balances at December 31, 1996................   14,831,975    115,904       (200)            --         (62,804)        52,900
  Exercise of options and a warrant to
    purchase common stock at $0.35-$12.40 per
    share....................................      313,000      1,327         --             --              --          1,327
  Issuance of common stock at $9.46 to $10.20
    per share in connection with the Employee
    Stock Purchase Plan......................       58,114        555         --             --              --            555
  Forgiveness of note receivable.............           --         --         75             --              --             75
  Net loss...................................           --         --         --             --         (10,967)       (10,967)
                                                ----------   --------      -----          -----        --------       --------
Balances at December 31, 1997................   15,203,089   $117,786      $(125)         $  --        $(73,771)      $ 43,890
                                                ==========   ========      =====          =====        ========       ========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.................................................    $(10,967)   $ (5,928)   $(23,733)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization..........................       4,183       3,859       2,454
  Loss on disposal of fixed assets.......................          --         209          --
  Stock issued and issuable for services.................          --          35          98
  Acquired in-process research and development...........          --         230      22,514
  Forgiveness of note receivable from officer............          75          --          --
  Changes in assets and liabilities:
     Prepaid expenses and other current assets...........      (1,886)     (1,419)        742
     Other assets........................................        (345)       (657)        (31)
     Accounts payable....................................         183         567         347
     Accrued compensation................................         313        (238)         27
     Accrued merger costs................................          --        (762)         --
     Other accrued liabilities...........................         578        (319)        810
     Deferred revenue....................................      (6,620)     (1,301)     (2,274)
                                                             --------    --------    --------
Net cash and cash equivalents (used in) provided by
  operating activities...................................     (14,486)     (5,724)        954
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Available for-sale-securities:
  Purchases..............................................     (22,092)    (11,628)     (8,808)
  Maturities.............................................       3,249          --      16,853
Held-to-maturity securities:
  Purchases..............................................      (9,683)    (74,458)     (7,890)
  Maturities.............................................      46,704      46,837       3,506
Purchase of restricted cash and investments..............       7,250      (7,250)         --
Acquisition, net of cash balances........................          --          --       2,266
Expenditures for property and equipment..................      (6,297)     (6,881)     (3,827)
                                                             --------    --------    --------
Net cash and cash equivalents provided by (used in)
  investing activities...................................      19,131     (53,380)      2,100
                                                             --------    --------    --------

                           AXYS PHARMACEUTICALS, INC.

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock...............    $  1,882    $ 43,495    $    345
Proceeds from issuance of note payable and capital lease
  obligations............................................      19,115       9,164       2,707
Principal payments on note payable and capital lease
  obligations............................................     (13,526)     (4,439)     (1,565)
                                                             --------    --------    --------
Net cash and cash equivalents provided by financing
  activities.............................................       7,471      48,220       1,487
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.....      12,116     (10,884)      4,541
Cash and cash equivalents, beginning of year.............      10,822      21,706      17,165
                                                             --------    --------    --------
Cash and cash equivalents, end of year...................    $ 22,938    $ 10,822    $ 21,706
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest...................    $    826    $    623    $    291
                                                             ========    ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Issuance of common stock and value of options and
  warrants issued in acquisition.........................    $     --    $  6,185    $ 16,844
                                                             ========    ========    ========
Issuance of common stock to Arris Canada minority
  interest investors.....................................    $     --    $  1,800    $     --
                                                             ========    ========    ========
Acquisition of property and equipment through capital
  lease financing........................................    $  1,719    $     --          --
                                                             ========    ========    ========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     On January 8, 1998 Arris Pharmaceutical Corporation ("Arris" or the "Company," as referenced in these notes) acquired Sequana Therapeutics, Inc. ("Sequana"). The Company also changed its name to AXYS Pharmaceuticals, Inc. The financial results presented herein represent only Arris and do not include the impact of the acquisition of Sequana (See Note 11).

     Arris uses an integrated drug discovery approach combining structure-based drug design, combinatorial chemistry and its proprietary Delta Technology to discover and develop a number of diverse synthetic small molecule therapeutics for commercially important disease categories where existing therapies have significant limitations. Arris' product development programs include protease programs targeting the inhibition of enzymes implicated in asthma, inflammatory disease, blood clotting disorders, infectious diseases, osteoporosis, cancer and autoimmune disease. The Company's technology platform also includes receptor-based discovery programs designed to discover small molecule drugs that mimic important therapeutic proteins that are already successful products.

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Arris Protease Corporation, Inc. and Arris Pharmaceuticals Canada, Inc. (See Note 2). All significant intercompany accounts and transactions have been eliminated.

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

     Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at amortized cost. Amortized cost approximates fair market value.

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

                           AXYS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

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

RESEARCH AND DEVELOPMENT

     Research and development expenses consist of costs incurred for independent and collaborative research and development. These costs include direct and research-related overhead expenses. Research and development expenses under the collaborative research agreements approximate the revenue recognized under the agreements in 1997, 1996 and 1995 (exclusive of milestone license and up-front commitment fees).

STOCK-BASED COMPENSATION

     In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option and purchase plans. See Note 6 for pro forma disclosures required by SFAS 123.

NET LOSS PER SHARE

     In 1997, the Financial Accounting Standard Board issued Statement No. 128, "Earnings Per Share" (FAS 128). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earrings per share. Loss per share amounts for all periods have been presented, no restatement was necessary for adoption of FAS 128.

     Prior to the application of the treasury stock method, there were options and warrants to purchase 2,168,860, 1,932,981 and 1,824,912 shares of common stock outstanding at December 31, 1997, 1996, and 1995, respectively. These shares were not included in the computation of diluted loss per share because the effect would be antidilutive.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 1997 presentations.

RECENTLY ISSUED ACCOUNTING STANDARDS

COMPREHENSIVE INCOME

     In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of FAS 130 will not have a material impact on the Company's consolidated financial statements.

                           AXYS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

SEGMENT INFORMATION

     In June 1997, the FASB released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 changes the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has not yet reached a conclusion as to the appropriate segments, if any, it will be required to report to comply with FAS 131.

2.  ACQUISITION OF KHEPRI PHARMACEUTICALS, INC.

     On December 22, 1995, the Company acquired all of the outstanding capital stock of Khepri Pharmaceuticals, Inc. ("Khepri"), a development stage company engaged in research, development and marketing of protease and protease inhibitor compounds for the treatment of human diseases and disorders, by merging Khepri with and into Arris Protease, Inc., a wholly owned subsidiary of Arris. The transaction was accounted for as a purchase. The Company recorded acquired in-process research and development of $230,000 in 1996 and $22,514,000 in 1995 in connection with this acquisition.

3.  COLLABORATIVE AGREEMENTS

BRISTOL-MYERS SQUIBB

     Effective December 1997, the Company signed a collaborative research and development agreement with Bristol-Myers Squibb ("BMS") to develop protease inhibitors to prevent the growth and spread of hepatitis C virus (HCV) infection, a leading cause of chronic liver disease. Arris received an initial commitment fee (which is being amortized over the initial research period). The agreement also calls for a license fee and a three year research term which may be extended at BMS' option, during which Arris receives research funding and benchmark payments upon the achievement of mutually agreed upon milestones. Arris granted BMS exclusive development and marketing rights to any HCV protease inhibitors produced in the collaboration. Arris is to receive royalties on BMS' sales of any licensed products. Approximately $837,000 in contract revenue was recognized under this agreement in 1997.

ABBOTT

     In May 1997, the Company signed a licensing agreement with Abbott Laboratories ("Abbott"). Arris has transferred to Abbott specialized drug discovery technologies for application by Abbott in its proprietary research program. The agreement calls for a license fee and royalties upon the sale of any licensed products. Approximately $500,000 in contract revenue was recognized under this agreement in 1997.

MERCK

     In November 1996, the Company signed a collaborative research and development agreement with Merck & Co. ("Merck") for the development of small molecule inhibitors of proteases involved in osteoporosis. Arris received an initial commitment fee (which is being amortized over the initial research period). The agreement also calls for a two year research term, which may be extended at Merck's option, during which Arris receives research funding and benchmark payments upon the achievement of mutually agreed upon milestones. Arris granted Merck an exclusive license to develop, manufacture and market certain proteases inhibitors. Arris is to receive royalties on Merck's sales of any licensed products. Approximately $4,825,000 and $804,000 in contract revenue was recognized under this agreement in 1997 and 1996, respectively.

                           AXYS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

SMITHKLINE BEECHAM

     In June 1996, Arris entered into an agreement with SmithKline Beecham ("SB") to develop inhibitors using Arris' proprietary Delta Technology with certain intracellular viral proteases. The agreement incorporates an initial proof-of-concept phase and an optional research phase, if elected by SB. Arris has received a license fee and may receive research funding and payments upon the achievement of milestones during the proof-of-concept and research phases. Subject to the initiation of the research phase of the program, Arris granted SB an exclusive license to develop inhibitors of the target proteases using Arris' Delta Technology and an exclusive license to manufacture and market any products developed under the agreement. In return, Arris is to receive royalties on any product sales. Approximately $1,100,000 and $725,000 in contract revenue was recognized under this agreement in 1997 and 1996, respectively. In December 1997, in accordance with the terms of the agreement, SB notified the Company that it would continue the proof-of-concept phase using only internal SB resources.

BAYER

     In November 1994, Arris established a collaborative agreement with Bayer AG ("Bayer") aimed at developing inhibitors of the regulatory enzymes tryptase and chymase for the treatment of asthma and other inflammatory and auto-immune diseases. Arris received an initial commitment fee (which was amortized over the noncancelable portion of the research period), received research funding over the research period, and may receive benchmark payments upon the achievement of mutually agreed upon milestones. Arris granted Bayer the exclusive right to develop inhibitors of tryptase and chymase which result from the program, worldwide manufacturing and marketing rights to these compounds and assigned to Bayer certain rights to any patents arising out of the collaboration. Arris is to receive royalties on Bayer's sales of any licensed products. The Bayer collaboration provides that clinical development costs related to the Company's clinical compound, APC 366, will be borne by the Company through Phase IIb. If the results of the Phase IIb studies meet certain agreed-upon criteria, Bayer will assume development of APC 366. If the results fail to meet the criteria, development of APC 366 will be terminated. In September 1996, Bayer elected to initiate clinical development of an Arris compound, designated BAY 35-8535, the development costs of which are borne entirely by Bayer. Approximately $7,028,000, $7,917,000 and $7,667,000 in contract revenue was recognized under this agreement in 1997, 1996 and 1995, respectively. The research phase of this collaboration ended in November 1997.

PHARMACIA & UPJOHN

     In March 1996, the Company entered into a research agreement with Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") to use combinatorial chemistry to create a probe library consisting of 250,000 small molecule synthetic organic compounds. Arris has granted Pharmacia & Upjohn a co-exclusive license to the library being developed, together with the technologies used for synthesis and screening. In return for the co-exclusive license, Arris received upfront nonrefundable license payments (which are being amortized over the expected term of the agreement) and payments upon the delivery of the compounds.

     In August 1995, Arris entered into a research and development agreement with Pharmacia & Upjohn focused on the development of inhibitors of Thrombin, Factor Xa and Factor VIIa for the treatment of blood clotting disorders. The agreement calls for a five-year research collaboration between the parties which Pharmacia & Upjohn may terminate at its discretion after three years. Arris received an initial commitment fee (which is being amortized over the noncancelable portion of the research period), is receiving research funding over the research period, and will receive benchmark payments upon the achievement of mutually agreed upon milestones. Arris granted Pharmacia & Upjohn the exclusive right to develop inhibitors of Thrombin, Factor Xa and Factor VIIa which result from the program, as well as worldwide manufacturing

                           AXYS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

and marketing rights to these compounds. Arris is to receive royalties on Pharmacia & Upjohn's sales of any licensed products. The Company and P&U are currently in discussions regarding the future course of development in the program area.

     In January 1994, the Company entered into an agreement with Pharmacia & Upjohn, which ended in January 1995, to apply the Company's proprietary computational algorithms to one of Pharmacia & Upjohn's in-house drug discovery programs.

     In March 1993, Arris entered into a research and development agreement with Pharmacia & Upjohn aimed at developing certain human growth factor mimetics, initially focusing on human growth hormone. The agreement, as extended, between Arris and Pharmacia & Upjohn included a four-year research collaboration between the parties that concluded at the end of 1997. Concurrent with the signing of the initial agreement, Pharmacia & Upjohn made a $5.4 million equity investment in Arris. Arris received research funding during the term of the research collaboration and will receive benchmark payments if mutually agreed upon milestones are reached. Arris granted Pharmacia & Upjohn the exclusive right to develop growth factor mimetics discovered, as well as worldwide manufacturing and marketing rights to these compounds. Arris is to receive royalties on Pharmacia & Upjohn's sales of any licensed products. Arris retains the rights to technology developed by the Company and gains licensing rights to certain technology developed by Pharmacia & Upjohn under the research program that may have application to other cytokine targets outside the focus of the collaboration.

     Arris has recognized a total of $10,194,000, $8,585,000 and $4,536,000 in revenues under these agreements with Pharmacia & Upjohn for the years ended December 31, 1997, 1996 and 1995, respectively.

AMGEN INC.

     In May 1993, Arris entered into an agreement with Amgen Inc. ("Amgen") aimed at the development of synthetic, small molecule mimetics of erythropoietin ("EPO"). The agreement, as amended in 1996, called for a research collaboration between the parties through February 1997. Further research will be conducted by Amgen. Arris received an initial commitment fee (which was amortized over the initial research period), received research funding over the research period and may receive benchmark payments as certain milestones are achieved. Arris granted Amgen the exclusive right to develop any EPO mimetic compounds discovered, as well as worldwide manufacturing and marketing rights to those compounds. Arris is to receive royalties on Amgen's sales of any licensed products and under certain circumstances Arris is required to pay royalties to third parties. Arris has retained the rights to apply all technologies developed solely by the Company to the development of products outside the EPO field. Either Arris or Amgen can independently exploit jointly developed technology that does not pertain to EPO. Approximately $330,000, $3,529,000 and $4,523,000 of contract revenue was recognized under this agreement in 1997, 1996 and 1995, respectively.

                           AXYS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following is a summary of available-for-sale securities at December 31, 1997 and 1996:

                                                                GROSS         GROSS       ESTIMATED
                                                              UNREALIZED    UNREALIZED       FAIR
                                                    COST        GAINS         LOSSES        VALUE
                                                   -------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)
AT DECEMBER 31, 1997:
Debt securities of U.S. corporations...........    $21,430       $--           $(45)       $21,385
U.S. treasury securities.......................     14,384        27             --         14,411
Certificates of Deposit........................      2,999        --             --          2,999
Securities of foreign corporations.............      2,948         2             --          2,950
U.S agency securities..........................      2,121        --            (43)         2,078
                                                   -------       ---           ----        -------
                                                   $43,882       $29           $(88)       $43,823
                                                   =======       ===           ====        =======
AT DECEMBER 31, 1996:
U.S. treasury securities.......................    $ 9,909       $--           $ --        $ 9,909
Debt securities of U.S. corporations...........      1,718        --             --          1,718
                                                   -------       ---           ----        -------
                                                   $11,627       $--           $ --        $11,627
                                                   =======       ===           ====        =======

     The following is a summary of held-to-maturity securities at December 31, 1996 (none at December 31, 1997):

                                                                GROSS         GROSS       ESTIMATED
                                                              UNREALIZED    UNREALIZED       FAIR
                                                    COST        GAINS         LOSSES        VALUE
                                                   -------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)
AT DECEMBER 31, 1996:
U.S. treasury securities.......................    $16,550       $ 1           $ --        $16,551
Debt securities of U.S. corporations...........     15,022         1             --         15,023
U.S agency securities..........................      5,449         7             --          5,456
                                                   -------       ---           ----        -------
                                                   $37,021       $ 9           $ --        $37,030
                                                   =======       ===           ====        =======

                           AXYS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

Balance sheet classification:

                                                                GROSS         GROSS
                                                              UNREALIZED    UNREALIZED    ESTIMATED
                                                    COST        GAINS         LOSSES      FAIR VALUE
                                                   -------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)
AT DECEMBER 31, 1997:
Cash equivalents...............................    $13,412       $--           $ --        $13,412
Short-term marketable investments..............     30,470        29           $(88)        30,411
                                                   -------       ---           ----        -------
                                                   $43,882       $29           $(88)       $43,823
                                                   =======       ===           ====        =======
AT DECEMBER 31, 1996:
Short-term marketable investments..............    $37,021       $ 9           $ --        $37,030
Long-term marketable investments...............     11,627        --             --         11,627
Restricted investments.........................      7,250                                   7,250
                                                   -------       ---           ----        -------
                                                   $55,898       $ 9           $ --        $55,907
                                                   =======       ===           ====        =======

     At December 31, 1997 and 1996, the contractual maturities of available-for-sale securities were due within one year. The contractual maturities of held-to-maturity securities were due after one year, but within two years.

     The fair value of the notes payable are estimated based on current interest rates available to the Company for debt instruments with similar terms, degree of risk and remaining maturities. The carrying value of the notes payable approximate its fair value.

     The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

5.  PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and consists of the following:

                                                                   DECEMBER 31,
                                                                -------------------
                                                                  1997       1996
                                                                --------    -------
                                                                  (IN THOUSANDS)
Machinery and equipment.....................................    $ 16,444    $12,345
Furniture and fixtures......................................       1,061        487
Office equipment............................................         336        274
Leasehold improvements......................................       9,747      5,436
Construction in progress....................................         204      1,234
                                                                --------    -------
                                                                  27,792     19,776
Less accumulated depreciation and amortization..............     (13,338)    (9,330)
                                                                --------    -------
                                                                $ 14,454    $10,446
                                                                ========    =======

     Property and equipment includes approximately $12,267,000 and $10,548,000 recorded under capital leases at December 31, 1997 and 1996, respectively. Amortization is included with depreciation expense, and accumulated amortization of equipment under capital leases was approximately $8,615,000 and $6,673,000 at December 31, 1997 and 1996, respectively.

                           AXYS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

6.  STOCKHOLDERS' EQUITY

COMMON STOCK

     At December 31, 1997, common stock was reserved for issuance as follows (in thousands):

Stock options...............................................  3,380
Warrants....................................................    169
Purchase Plan...............................................     51
                                                              -----
                                                              3,600
                                                              =====

WARRANTS

     The Company has issued warrants to purchase a total of 169,236 shares of the Company's common stock at prices ranging from $2.46 to $13.46 per share, which were outstanding at December 31, 1997. These warrants expire at various dates from 1998 through 2002.

STOCK OPTIONS

     In 1997, the board adopted the 1997 Non-officer Equity Incentive Plan, whereby non-officer employees of and consultants to the Company may be granted nonqualified stock options to purchase the Company's common stock, at the discretion of the board of directors.

     The Company also has the 1989 Stock Option Plan, whereby directors, officers, employees, and consultants may be issued restricted stock or granted incentive stock options or nonqualified stock options to purchase the Company's common stock, at the discretion of the board of directors, and the 1994 Non-Employee Directors' Stock Option Plan, whereby nonqualified stock options may be granted to nonemployee directors of the Company to purchase the company's common stock.

     All options granted under the above plans become exercisable pursuant to the applicable terms of the grant. For stock option grants issued through December 31, 1997, the exercise price of the options were computed at the average market value of the Company's common stock for the 15 days preceding the grant date, vest ratably over four years and expire ten years from the date of grant. The compensation expense associated with these grants is immaterial.

                           AXYS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

     Transactions under all of the above equity incentive plans (the "Plans") are as follows:

                                                      OUTSTANDING STOCK OPTIONS
                                                      -------------------------   WEIGHTED-AVERAGE
                                           SHARES     NUMBER OF     PRICE PER         EXERCISE
                                          AVAILABLE    SHARES         SHARE            PRICE
                                          ---------   ---------   -------------   ----------------
Balances at December 31, 1994..........     448,077     933,766   $ 0.07-$ 7.00        $ 5.33
  Shares reserved......................     478,460          --              --            --
  Options granted......................    (626,425)    626,425   $ 6.19-$13.08        $ 8.12
  Options assumed......................    (128,460)    128,460   $ 1.23-$ 2.46        $ 1.90
  Options canceled.....................      58,115     (58,115)  $ 0.35-$11.60        $ 6.63
  Options exercised....................          --     (74,484)  $ 0.07-$ 5.95        $ 2.35
  Shares repurchased...................       7,142          --   $        0.07        $ 0.07
                                          ---------   ---------
Balances at December 31, 1995..........     236,909   1,556,052   $ 0.07-$13.08        $ 4.65
  Shares reserved......................     550,000          --              --            --
  Options granted......................    (857,076)    857,076   $10.89-$16.12        $13.64
  Options exercised....................          --    (431,409)  $ 0.70-$13.02        $ 2.11
  Options canceled.....................     217,363    (217,363)  $ 0.84-$16.12        $ 9.17
                                          ---------   ---------
Balances at December 31, 1996..........     147,196   1,764,356   $ 0.07-$16.12        $ 9.10
  Shares reserved......................   1,750,000          --              --
  Options granted......................    (646,744)    646,744   $ 9.56-$15.12        $12.93
  Options exercised....................          --    (281,694)  $  .35-$12.48        $ 2.91
  Options canceled.....................     129,782    (129,782)  $ 1.23-$15.53        $11.26
                                          ---------   ---------
Balances at December 31, 1997..........   1,380,234   1,999,624   $  .35-$15.53        $11.06
                                          =========   =========   =============        ======

     At December 31, 1997, options to purchase 751,162 shares under the Plans were exercisable (600,868 and 655,267 at December 31, 1996 and 1995, respectively). The weighted average fair value of stock options outstanding under the plans were $11.06, $11.13 and $8.30 in 1997, 1996 and 1995, respectively.

     Options outstanding and exercisable by price range at December 31, 1997:

                                OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                ----------------------------------------------------   ---------------------------------
                   OPTIONS                                                OPTIONS
  RANGE OF      OUTSTANDING AT   WEIGHTED-AVERAGE                      EXERCISABLE AT
  EXERCISE       DECEMBER 31,       REMAINING       WEIGHTED-AVERAGE    DECEMBER 31,    WEIGHTED-AVERAGE
   PRICES            1997        CONTRACTUAL LIFE    EXERCISE PRICE         1997         EXERCISE PRICE
-------------   --------------   ----------------   ----------------   --------------   ----------------
                                    (IN YEARS)
$ 0.35-$ 7.00       437,606            6.34              $ 5.11           348,355            $ 4.98
$ 8.02-$12.19       555,461            8.44              $10.49           136,095            $10.35
$12.30-$13.64       408,541            9.21              $13.07            71,866            $13.03
$13.70-$14.93       497,599            8.78              $14.38           153,130            $14.50
$14.96-$15.59       100,417            8.41              $15.40            41,716            $15.40
                  ---------                                               -------
                  1,999,624            8.24              $11.69           751,162            $11.65
                  =========                                               =======

     During 1997, the Company granted the chief executive officer an option to purchase up to 100,000 shares of common stock under the 1989 Stock Option Plan, the option vests on the second anniversary of the grant or

                           AXYS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

upon the Company's achievement of certain market valuation criteria. As of December 31, 1997 no options had vested.

EMPLOYEE STOCK PURCHASE PLAN

     In October 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") under which employees who meet certain minimum employment criteria are eligible to participate. Under the Purchase Plan, 58,114 shares were issued in 1997. Eligible employees may purchase common stock of the Company at a purchase price of 85% of the lower of the fair market value of the stock at the offering date or purchase date, within a two year offering period.

STOCK BONUS PLAN

     In December 1993, the board adopted the 1993 Employee Stock Bonus Plan, whereby the Company would reward employees for contributions to the Company and seek to align the employees' long-term interests with those of the Company through the grant of stock to certain employees of the Company for no consideration. Shares granted under this plan do not vest unless the recipient remains an employee of the Company for two years from the date of grant. Under the plan, 50,000 shares of common stock were reserved for grant. Grants for 4,350 shares were outstanding under this plan at December 31, 1997. Additionally, 38,500 shares had vested as of December 31, 1997.

STOCK-BASED COMPENSATION

     As of December 31, 1997, the Company had five stock-based compensation plans, which are described above. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock-based awards because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock-based awards. Compensation expense under APB 25 with respect to such awards has been immaterial.

PRO FORMA DISCLOSURES

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based awards granted subsequent to December 31, 1994 under the fair value method of SFAS 123. The fair value for these stock-based awards was estimated at the date of grant using a Black-Scholes option pricing model for the multiple option approach. Under this approach, the expected life of the option is defined as the period from the vesting date to the expected exercise date. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based awards to its employees.

                           AXYS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

     The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                                   EMPLOYEE
                                                                                STOCK PURCHASE
                                                                  OPTIONS            PLAN
                                                                ------------    --------------
                                                                1997    1996    1997     1996
                                                                ----    ----    -----    -----
Expected life (years).......................................     1.0     1.0     0.5      0.5
Expected volatility.........................................    0.58    0.63    0.54     0.56
Risk-free interest rate.....................................    6.23%   5.90%   5.67%    5.30%

     For purposes of pro forma disclosures, the estimated fair value of the stock-based awards are amortized to pro forma net loss over the options' vesting periods and the purchase plan's six-month purchase period. The Company's as reported and pro forma information follows (in thousands, except for net loss per share information):

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1997       1996        1995
                                                              --------    -------    --------
Net loss
  As reported.............................................    $(10,967)   $(5,928)   $(23,733)
  Pro forma...............................................    $(14,418)   $(8,308)   $(24,632)
Net loss per share -- basic and diluted
  As reported.............................................    $  (0.73)   $ (0.45)   $  (2.71)
  Pro forma...............................................    $  (0.96)   $ (0.63)   $  (2.82)

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully realized until 1998.

7.  COMMITMENTS

LEASES

     The Company leases office and laboratory facilities and equipment. Rent expense, net of sublease income of $597,000 in 1997 ($32,000 in 1996, none in 1995), for the years ended December 31, 1997, 1996 and 1995 was approximately $1,622,000, $1,155,000 and $825,000, respectively.

                           AXYS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

     Future minimum lease payments under noncancelable leases, net of noncancelable subleases, are as follows:

                                                                CAPITAL    OPERATING
                                                                LEASES      LEASES
                                                                -------    ---------
                                                                      (IN THOUSANDS)
1998........................................................    $ 2,370     $  972
1999........................................................      1,770      1,053
2000........................................................         30      1,128
2001........................................................          3      1,017
2002........................................................         --        521
Thereafter..................................................         --      1,221
                                                                -------     ------
Total minimum lease payments................................      4,173     $5,912
                                                                            ======
Less amount representing interest...........................       (267)
                                                                -------
Present value of future lease payments......................      3,906
Less current portion........................................     (2,370)
                                                                -------
Noncurrent portion of capital lease obligations.............    $ 1,536
                                                                =======

NOTES PAYABLE

     On September 29, 1997, the Company replaced its Bank of America line of credit with a new credit agreement with The Sumitomo Bank, Limited and Silicon Valley Bank, jointly, to provide up to $20 million in debt financing. Interest only payments are due quarterly until September 30, 1998, at which time principal and interest become due and payable in 48 monthly installments. The interest rate at December 31, 1997 was computed on a combination of the bank's prime rate and the Eurodollar rate, which were approximately 8.5% and 7.8%, respectively. The loan is subject to certain financial covenants over the course of the agreement. The Company was in compliance with all covenants at December 31, 1997. The balance outstanding on this loan at December 31, 1997 was $13.8 million.

     In February 1997, the Company entered into a lending arrangement with one of its facility lessors for tenant improvements. The loan amount was for $350,000, with interest accruing at 9% per annum. Principal and interest are due monthly through July 1, 2001.

     Principal maturities of notes payable at December 31, 1997 are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
1998........................................................      $1,222
1999........................................................       3,528
2000........................................................       3,535
2001........................................................       3,504
2002........................................................       2,300

8.  RELATED PARTY TRANSACTIONS

     In August 1997, the Company entered into an employment agreement with its chief executive officer that extends through December 31, 2000. The agreement provides for compensation and bonus provisions in exchange for continued service and an agreement not to compete. In addition, the agreement provides for

                           AXYS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

forgiveness on two notes receivable with an aggregate original principal amount of $950,000, plus accrued interest and partial tax gross-up. The forgiveness period extends through 2001. The principal portion of the note forgiven in 1997 was $75,000.

9.  EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) retirement savings plan for all of its eligible employees. Each participant in the plan may elect to contribute up to 15% of his or her annual salary to the plan, subject to statutory limitations. The Company matches 50% of the first 6% of the salary contributed by the employee. The Company's match is made with the Company's common stock. The expense charged to operations under this plan for fiscal 1997 was $276,000 (none in 1996 and 1995).

10.  INCOME TAXES

     As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $26.6 million. The federal net operating loss carryforwards will expire at various dates beginning in 2004 through 2012.

     Deferred Income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

     Significant components of the Company's deferred tax assets are as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1997        1996
                                                                --------    --------
                                                                   (IN THOUSANDS)
Net operating loss carryforwards............................    $  7,700    $  7,900
Research credits (expiring 2004-2012).......................       2,600       2,300
Capitalized research and development........................      17,200      12,800
Other net...................................................       2,100       1,900
                                                                --------    --------
Total deferred tax assets...................................      29,600      24,900
Valuation allowance of deferred tax assets..................     (29,600)    (24,900)
                                                                --------    --------
Net deferred tax assets.....................................    $     --    $     --
                                                                ========    ========

     Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $2,300,000 and $3,500,000 during 1996 and 1995, respectively.

     Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Approximately $600,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be allocated directly to contributed capital.

11.  SUBSEQUENT EVENT

     On January 8, 1998, the stockholders of the Company approved the issuance of Arris Common Stock under the Agreement and Plan of Merger and Reorganization with Sequana. The Company issued approximately 14,620,000 shares of Arris Common Stock in exchange for all the outstanding common stock of

                           AXYS PHARMACEUTICALS, INC.

                               DECEMBER 31, 1997

Sequana, on the basis of 1.35 shares of Arris' common stock for one share of Sequana common stock. The transaction will be accounted for as a purchase and is structured to qualify as a tax-free reorganization. The anticipated financial impact of the conforming accounting methods is not expected to be material to the financial position of the Company. The Company estimates that costs associated with the acquisition were approximately $5 million. Such expenses include investment bankers, attorneys, and accountants fees, financial printing costs and other merger related costs. The purchase price will be allocated to the assets acquired and liabilities assumed based upon the fair value on the date of the acquisition including an in-process research and development charge. This charge will be expensed in the quarter ending March 31, 1998.

     The following summary, prepared on a pro forma basis, combines the results of operation of the Company and Sequana as if the acquisition had been effective as of the beginning of the fiscal periods presented below (excluding a one-time in-process research and development charge):

                                                                  1997         1996
(UNAUDITED)                                                     ---------    ---------
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Revenues....................................................    $ 44,399     $ 31,265
Net loss....................................................    $(26,108)    $(28,147)
Net loss per share..........................................    $  (0.89)    $  (1.08)

     On January 7, 1998, the stockholders of the Company also approved (i) an amendment to the Company's Certificate of Incorporation to increase in the number of authorized shares of the Company's capital stock to 60 million, and the common stock to 50 million; (ii) the 1997 Stock Option Plan; (iii) an increase of 350,000 shares of common stock authorized for issuance under the 1994 Non-Employee Directors' Stock Option Plan; and (iv) an increase of 400,000 shares of common stock authorized for issuance under the Employee Stock Purchase Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Executive Officers and Key Employees" contained in the Company's definitive proxy statement to be filed no later than April 30, 1998 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held May 27, 1998 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

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

     (3) Exhibits.

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
--------                    -----------------------
3.1       Amended and Restated Certificate of Incorporation.
3.2       Amended and Restated Bylaws.(1)
10.1      Registration Rights Agreement, among the Registrant and the other parties therein, dated January 7, 1998.
10.2      1989 Stock Plan, as amended.(2)
10.3      Form of Employee Stock Purchase Plan and Form of Offering
          Document.(2)(12)
10.6      Standard Industrial Lease between the Registrant and Shelton
          Properties, Inc., dated October 15, 1992, with related
          addenda and amendment.(1)
10.7      Third Amendment to Lease between Registrant and Shelton
          Properties, Inc., dated March 29, 1994.(4)
10.8      Master Equipment Lease Agreement between the Registrant and
          Phoenix Leasing Incorporated, dated as of April 12, 1993,
          with related amendments.(1)
10.9      Re-Lease Agreement No. 6132A between the Registrant and
          PacifiCorp Credit Inc., dated December 27, 1992, with
          related agreements.(1)
10.10     Master Equipment Lease Agreement No. 2982 between the
          Registrant and MMC/GATX Partnership No. I, dated as of
          January 7, 1992, with related addenda.(1)
10.11**   Research and License Agreement between the Registrant and
          Amgen Inc., dated May 28, 1993.(1)
10.12**   Sponsored Research Agreement between the Registrant, the
          Whitehead Institute for Biomedical Research and Dr. Harvey
          Lodish, dated May 28, 1993.(1)
10.13**   License Agreement between the Registrant, the Whitehead
          Institute for Biomedical Research and Massachusetts
          Institute of Technology, dated May 28, 1993.(1)
10.14     Consent and Waiver between the Registrant, Amgen Inc., and the Whitehead Institute for Biomedical Research, dated May
          28, 1993.(1)
10.15**   Collaboration Agreement between the Registrant and Pharmacia
          AB, dated March 29, 1993.(1)
10.16**   Project Agreement between the Registrant and Pharmacia AB, dated March 29, 1993.(1)
10.17     Form of Restricted Stock Purchase Agreement.(1)(2)
10.18     Form of Indemnity Agreement entered into between the
          Registrant and its officers and directors.(1)(2)
10.19     Stock Bonus Grant Plan.(2)(3)
10.20     Financing Agreement between Hambrecht and Quist Guaranty
          Finance, L.P., dated March 29, 1994, including Security
          Agreement and Warrant Purchase Agreement of even date.(4)
10.22     1994 Non-Employee Directors' Stock Option Plan, as amended on January 7, 1998.
10.23     Fourth Amendment to Lease dated October 15, 1992 between the
          Registrant and Shelton Properties, Inc., dated October 1,
          1994.(5)
10.24**   Collaborative Research and License Agreement between the
          Registrant and Bayer AG, dated November 28, 1994.(6)
10.25**   Research Agreement between the Registrant and Pharmacia AB, dated December 21, 1994.(5)

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
--------                    -----------------------
10.26     Form of Fifth Amendment to Lease dated October 15, 1992
          between the Registrant and Shelton Properties, Inc., dated
          August 28, 1996.(6)
10.27     Master Equipment Lease Agreement between the Registrant and
          GE Capital, dated August 18, 1995.(6)
10.28**   Collaborative Research and License Agreement between the
          Registrant and Pharmacia AB, dated August 29, 1995.(6)
10.30     Agreement and Plan of Merger and Reorganization among the
          Registrant, Chapel Acquisition Corp. and Khepri
          Pharmaceuticals, Inc., dated November 7, 1995.(8)
10.31     Form of Stockholder Agreement between the Registrant and
          certain former stockholders of Khepri Pharmaceuticals,
          Inc.(8)
10.32     Form of Agreement among the Registrant, Khepri
          Pharmaceuticals Canada, Inc. and the holders of Class B
          Shares of Khepri Pharmaceuticals Canada, Inc.(8)
10.33     Amendment to Agreement dated March 29, 1993 between the
          Registrant and Kabi Pharmacia AB, dated January 31, 1996.(9)
10.34     First Amendment to Research and License Agreement, dated May
          28, 1993, between Registrant and Amgen, Inc., dated February
          2, 1996.(9)
10.35     Research Agreement between the Registrant and Pharmacia &
          Upjohn, Inc., dated February 29, 1996.(9)
10.36     Form of Sixth Amendment to Lease dated October 15, 1992
          between the Registrant and Shelton Properties, Inc., dated
          March 29, 1996.(9)
10.37     Financing Agreement between Hambrecht and Quist Guaranty
          Finance, LLC, dated March 29, 1996, including Security
          Agreement and Warrant Purchase Agreement of even date.(9)
10.38     Amendment to Lease Schedule under Master Property Lease
          Agreement dated March 29, 1994 between Hambrecht and Quist
          Guaranty Finance, L.P., dated March 29, 1996.(9)
10.39     Standard Industrial Lease between the Registrant and The
          Equitable Life Assurance Society of the United States, dated
          August 5, 1996.(10)
10.40     Business Loan Agreement between Registrant and Bank of
          America National Trust and Savings Association, dated
          September 24, 1996.(10)
10.41     Sublease Agreement between Registrant and Fibrogen, Inc.,
          dated September 30, 1996.(10)
10.42**   Research Collaboration and License Agreement between Merck &
          Co., Inc. and the Registrant, dated November 6, 1996.(7)
10.44     Collaborative Research and License Agreement between
          SmithKline Beecham Corporation and the Registrant, dated
          June 27, 1996.(11)
10.46     Loan Agreement among the Registrant, as Borrower, and The
          Sumitomo Bank, Limited and Silicon Valley Bank, as Lenders
          and The Sumitomo Bank, Limited, as Agent, dated September
          29, 1997.(13)
10.47     Sequana 1994 Incentive Stock Plan.(14)
10.48     Sequana 1995 Employee Stock Purchase Plan.(14)
10.49     Sequana 1995 Director Stock Option Plan.(2)(14)
10.50     Master Lease Agreement dated November 1, 1993 by and between
          Comdisco, Inc. and Sequana.(14)
10.51**   Collaborative Research Agreement dated as of July 27, 1994 by and between Sequana and Glaxo, Inc.(14)
10.52     Expansion Lease by and between Health Science Properties,
          Inc. and Sequana dated as of November 20, 1995.(15)
10.53**   Collaborative Research Agreement dated as of June 30, 1995 by and between Sequana and Corange International, Ltd.(14)
10.54**   Collaborative Research Agreement dated as of June 12, 1995 by and between Sequana and Boehringer Ingelheim
          International GmbH.(14)
10.55     Form of Indemnification Agreement between the Registrant and its officers and directors.(14)
10.57     Letter Agreement dated September 7, 1993 between Sequana and
          Timothy J.R. Harris.(14)

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
--------                    -----------------------
10.58**   Research Agreement dated as of April 2, 1996 by and between
          Sequana and Aurora Biosciences Corporation.(16)
10.59     Merger Agreement and Plan of Reorganization Agreement
          between Sequana, Sequana Merger Sub, Inc., NemaPharm, Inc.
          and the Shareholders of NemaPharm, Inc., dated July 19,
          1996.(17)
10.60     Loan Agreement between Sequana and The Sumitomo Bank,
          Limited, dated as of October 23, 1996.(18)
10.61**   Joint Venture Agreement among Sequana Therapeutics, Inc.,
          Memorial Sloan-Kettering Cancer Center and Genos
          Biosciences, Inc., dated January 29, 1997.(19)
10.62*    Amendment to Collaborative Research Agreement of June 12,
          1995 between Sequana and Boehringer Ingelheim International
          GmbH, dated June 19, 1997.(20)
10.63     Second Amendment to Expansion Lease by and between Sequana and Alexandria Real Estate Equities, Inc., dated as of May
          20, 1997.(20)
10.64     Agreement and Plan of Merger and Reorganization dated
          November 2, 1997, by and among Arris, Beagle Acquisition
          Sub, Inc., and Sequana.(21)
10.65     First Amendment to Loan Agreement Between the Registrant and
          The Sumitomo Bank, Limited, dated as of January 8, 1998.
10.66     First Amendment to Loan Agreement Between Sequana and The
          Sumitomo Bank, Limited, dated as of January 8, 1998.
10.67*    Collaboration Agreement dated as of October 1997 by and
          between the Registrant and Bristol-Myers Squibb Company.
10.68*    Collaboration Agreement dated as of October 31, 1997 by and between Sequana and Warner-Lambert Company.
10.69     Sequana Common Stock Purchase Agreement, dated October 31,
          1997.
10.70     $200,000 Promissory Note, dated September 2, 1997, issued by
          John P. Walker to the Registrant.
10.71     $750,000 Promissory Note, dated September 2, 1997, issued by
          John P. Walker to the Registrant.
10.72     Employment Agreement, dated August 29, 1997, by and between
          John Walker and the Registrant.
10.73     Amended and Restated Severance Agreement by and between the
          Registrant and Kevin Kinsella, dated January 7, 1998.
10.74     Amended and Restated Restricted Stock Purchase Agreement by
          and between Sequana and Kevin Kinsella, dated January 7,
          1998.
10.75     Consulting Agreement by and between Sequana and Kevin
          Kinsella, dated January 8, 1998.
10.78     1997 Equity Incentive Plan, dated January 7, 1998.(22)
10.79     First Amendment to Lease Schedules Master Property Lease
          Agreement No. 943 dated March 29, 1994, Schedules Nos. 1 and
          4 through 59, dated from March 29, 1994, through January 1,
          1995.
10.80     First Amendment to Lease Schedule Master Property Lease
          Agreement No. 963, dated March 29, 1996, Schedule No. 2,
          dated March 29, 1996.
10.81     Second Amendment to Lease Schedule Master Property Lease
          Agreement No. 943, dated March 29, 1994, Schedule No. 2,
          dated March 29, 1994.
10.82     First Amendment to Lease Schedule Master Property Lease
          Agreement No. 943, dated March 29, 1994, Schedule No. 3
          dated March 29, 1994.
21        Subsidiaries of the Registrant.
23.1      Consent of Ernst & Young LLP, Independent Auditors.
24.1      Power of Attorney (incorporated in the signature page of
          this Form 10-K).
27        Financial Data Schedule.

---------------

* Confidential treatment has been requested with respect to certain portions of this exhibit.

** Confidential treatment has been granted with respect to certain portions of this exhibit.

(1) Incorporated herein by reference to the Registration Statement on Form S-1 filed October 5, 1993, as amended (file number 33-69972).

(2)  Compensation plan.

(3) Incorporated herein by reference to the Registration Statement on Form S-8 filed January 31, 1994 (file number 33-69972).

(4) Incorporated herein by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1994.

(5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(6) Incorporated herein by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995.

(7) Incorporated herein by reference to the Registrant's Registration Report on Form 10-K for the fiscal year ended December 31, 1996.

(8) Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed November 13, 1995.

(9) Incorporated herein by reference to the Registration Report on Form 10-Q for the quarter ended March 31, 1996.

(10) Incorporated herein by reference to the Registration Report on Form 10-Q for the quarter ended September 30, 1996.

(11) Incorporated herein by reference to the Registration Statement filed on Form S-3/A filed September 19, 1996 (file number 333-09307).

(12) Incorporated by reference to the Registration Statement on Form S-8 filed July 29, 1996 (file number 333-09095).

(13) Incorporated by reference to exhibit 10.47 to the Registrant's Report on Form 10-Q for the quarter ended October 31, 1997.

(14) Incorporated by reference to exhibits filed with Sequana's Registration Statement on Form S-1, filed June 14, 1995 as amended (Reg. No. 33-93460).

(15) Incorporated by reference to exhibits filed with Sequana's Registration Statement on Form S-1, filed February 12, 1996 as amended (Reg. No. 333-01226).

(16) Incorporated by reference to exhibit 10.14 to Sequana's Report on Form 10-Q for the quarter ended June 30, 1996.

(17) Incorporated by reference to exhibit 10.15 to Sequana's Report on Form 10-Q for the quarter ended September 30, 1996.

(18) Incorporated by reference to exhibit 10.16 filed with Sequana's Report on Form 10-K, as amended, for the fiscal year ended December 31, 1996.

(19) Incorporated by reference to exhibit 10.17 to Sequana's Report on Form 10-Q for the quarter ended March 31, 1997.

(20) Incorporated by reference to exhibit 10.18 to Sequana's Report on Form 10-Q for the quarter ended June 30, 1997.

(21) Incorporated by reference to exhibit 4.1 to the Schedule 13D filed by the Registrant on November 12, 1997.

(22) Incorporated by reference to Appendix E to the Registrant's Registration Statement on Form S-4, filed November 27, 1997.

(b) Reports on Form 8-K

     (1) On November 12, 1997 the Company filed a report on Form 8-K with the Securities and Exchange Commission disclosing under "Item 5 -- Other Events" that (i) the Company had entered into an agreement with Sequana pursuant to which the Company would acquire Sequana in a merger, and (ii) that the Company had entered into voting agreements with certain stockholders of Sequana whereby such stockholders agreed to take certain actions to facilitate the merger.

     (2) On January 23, 1998 the Company filed a report on Form 8-K with the Securities and Exchange Commission, in conjunction with the Company's merger with Sequana, which was completed on January 8, 1998.

(c) See Exhibits listed under Item 14(a)(3).

(d) All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or in the noted thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1998.
                                          AXYS PHARMACEUTICALS, INC.

                                          BY:      /s/ JOHN P. WALKER
                                            ------------------------------------
                                            John P. Walker
                                            Chairman And Chief Executive Officer

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

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
             /s/ JOHN P. WALKER                Chief Executive Officer and          March 28, 1998
---------------------------------------------  Director (Principal executive
               John P. Walker                  officer)

         /s/ FREDERICK J. RUEGSEGGER           Senior Vice President, Finance and   March 28, 1998
---------------------------------------------  Corporate Development and Chief
           Frederick J. Ruegsegger             Financial Officer (Principal
                                               financial and accounting officer)

             /s/ BROOK H. BYERS                Director                             March 28, 1998
---------------------------------------------
               Brook H. Byers

         /s/ ANTHONY B. EVNIN, PH.D.           Director                             March 28, 1998
---------------------------------------------
           Anthony B. Evnin, Ph.D.

            /s/ VAUGHN M. KAILIAN              Director                             March 28, 1998
---------------------------------------------
              Vaughn M. Kailian

          /s/ DONALD KENNEDY, PH.D.            Director                             March 28, 1998
---------------------------------------------
            Donald Kennedy, Ph.D.

                                               Director                             March   , 1998
---------------------------------------------
             Ann M. Arvin, M.D.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
                                               Director                             March   , 1998
---------------------------------------------
              Kevin J. Kinsella

              /s/ IRWIN LERNER                 Director                             March 28, 1998
---------------------------------------------
                Irwin Lerner

         /s/ J. LEIGHTON READ, M.D.            Director                             March 28, 1998
---------------------------------------------
           J. Leighton Read, M.D.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
-------                     -----------------------

3.1       Amended and Restated Certificate of Incorporation.
3.2       Amended and Restated Bylaws.(1)
10.1 Registration Rights Agreement, among the Registrant and the other parties therein, dated January 7, 1998.
10.2      1989 Stock Plan, as amended.(2)
10.3      Form of Employee Stock Purchase Plan and Form of Offering
          Document.(2)(12)
10.6      Standard Industrial Lease between the Registrant and Shelton
          Properties, Inc., dated October 15, 1992, with related addenda and amendment.(1)
10.7      Third Amendment to Lease between Registrant and Shelton
          Properties, Inc., dated March 29, 1994.(4)
10.8      Master Equipment Lease Agreement between the Registrant and
          Phoenix Leasing Incorporated, dated as of April 12, 1993, with related amendments.(1)
10.9      Re-Lease Agreement No. 6132A between the Registrant and
          PacifiCorp Credit Inc., dated December 27, 1992, with related agreements.(1)
10.10     Master Equipment Lease Agreement No. 2982 between the
          Registrant and MMC/GATX Partnership No. I, dated as of
          January 7, 1992, with related addenda.(1)
10.11**   Research and License Agreement between the Registrant and
          Amgen Inc., dated May 28, 1993.(1)
10.12**   Sponsored Research Agreement between the Registrant, the
          Whitehead Institute for Biomedical Research and Dr. Harvey
          Lodish, dated May 28, 1993.(1)
10.13**   License Agreement between the Registrant, the Whitehead
          Institute for Biomedical Research and Massachusetts
          Institute of Technology, dated May 28, 1993.(1)
10.14 Consent and Waiver between the Registrant, Amgen Inc., and the Whitehead Institute for Biomedical Research, dated May
          28, 1993.(1)
10.15**   Collaboration Agreement between the Registrant and Pharmacia
          AB, dated March 29, 1993.(1)
10.16** Project Agreement between the Registrant and Pharmacia AB, dated March 29, 1993.(1)
10.17     Form of Restricted Stock Purchase Agreement.(1)(2)
10.18 Form of Indemnity Agreement entered into between the Registrant and its officers and directors.(1)(2)
10.19     Stock Bonus Grant Plan.(2)(3)
10.20     Financing Agreement between Hambrecht and Quist Guaranty
          Finance, L.P., dated March 29, 1994, including Security
          Agreement and Warrant Purchase Agreement of even date.(4)
10.22 1994 Non-Employee Directors' Stock Option Plan, as amended on January 7, 1998.
10.23     Fourth Amendment to Lease dated October 15, 1992 between the
          Registrant and Shelton Properties, Inc., dated October 1,
          1994.(5)
10.24**   Collaborative Research and License Agreement between the
          Registrant and Bayer AG, dated November 28, 1994.(6)
10.25** Research Agreement between the Registrant and Pharmacia AB, dated December 21, 1994.(5)
10.26 Form of Fifth Amendment to Lease dated October 15, 1992 between the Registrant and Shelton Properties, Inc., dated
          August 28, 1996.(6)
10.27     Master Equipment Lease Agreement between the Registrant and
          GE Capital, dated August 18, 1995.(6)
10.28**   Collaborative Research and License Agreement between the
          Registrant and Pharmacia AB, dated August 29, 1995.(6)
10.30 Agreement and Plan of Merger and Reorganization among the Registrant, Chapel Acquisition Corp. and Khepri
          Pharmaceuticals, Inc., dated November 7, 1995.(8)
10.31 Form of Stockholder Agreement between the Registrant and certain former stockholders of Khepri Pharmaceuticals, Inc.(8)
10.32     Form of Agreement among the Registrant, Khepri
          Pharmaceuticals Canada, Inc. and the holders of Class B
          Shares of Khepri Pharmaceuticals Canada, Inc.(8)

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
10.33     Amendment to Agreement dated March 29, 1993 between the
          Registrant and Kabi Pharmacia AB, dated January 31, 1996.(9)
10.34     First Amendment to Research and License Agreement, dated May
          28, 1993, between Registrant and Amgen, Inc., dated February
          2, 1996.(9)
10.35     Research Agreement between the Registrant and Pharmacia &
          Upjohn, Inc., dated February 29, 1996.(9)
10.36     Form of Sixth Amendment to Lease dated October 15, 1992
          between the Registrant and Shelton Properties, Inc., dated
          March 29, 1996.(9)
10.37     Financing Agreement between Hambrecht and Quist Guaranty
          Finance, LLC, dated March 29, 1996, including Security
          Agreement and Warrant Purchase Agreement of even date.(9)
10.38     Amendment to Lease Schedule under Master Property Lease
          Agreement dated March 29, 1994 between Hambrecht and Quist
          Guaranty Finance, L.P., dated March 29, 1996.(9)
10.39     Standard Industrial Lease between the Registrant and The
          Equitable Life Assurance Society of the United States, dated
          August 5, 1996.(10)
10.40     Business Loan Agreement between Registrant and Bank of
          America National Trust and Savings Association, dated
          September 24, 1996.(10)
10.41     Sublease Agreement between Registrant and Fibrogen, Inc.,
          dated September 30, 1996.(10)
10.42**   Research Collaboration and License Agreement between Merck &
          Co., Inc. and the Registrant, dated November 6, 1996.(7)
10.44     Collaborative Research and License Agreement between
          SmithKline Beecham Corporation and the Registrant, dated
          June 27, 1996.(11)
10.46     Loan Agreement among the Registrant, as Borrower, and The
          Sumitomo Bank, Limited and Silicon Valley Bank, as Lenders
          and The Sumitomo Bank, Limited, as Agent, dated September
          29, 1997.(13)
10.47     Sequana 1994 Incentive Stock Plan.(14)
10.48     Sequana 1995 Employee Stock Purchase Plan.(14)
10.49     Sequana 1995 Director Stock Option Plan.(2)(14)
10.50     Master Lease Agreement dated November 1, 1993 by and between
          Comdisco, Inc. and Sequana.(14)
10.51**   Collaborative Research Agreement dated as of July 27, 1994 by and between Sequana and Glaxo, Inc.(14)
10.52     Expansion Lease by and between Health Science Properties,
          Inc. and Sequana dated as of November 20, 1995.(15)
10.53**   Collaborative Research Agreement dated as of June 30, 1995 by and between Sequana and Corange International, Ltd.(14)
10.54**   Collaborative Research Agreement dated as of June 12, 1995 by and between Sequana and Boehringer Ingelheim
          International GmbH.(14)
10.55     Form of Indemnification Agreement between the Registrant and its officers and directors.(14)
10.57     Letter Agreement dated September 7, 1993 between Sequana and
          Timothy J.R. Harris.(14)
10.58**   Research Agreement dated as of April 2, 1996 by and between
          Sequana and Aurora Biosciences Corporation.(16)
10.59     Merger Agreement and Plan of Reorganization Agreement
          between Sequana, Sequana Merger Sub, Inc., NemaPharm, Inc.
          and the Shareholders of NemaPharm, Inc., dated July 19,
          1996.(17)
10.60     Loan Agreement between Sequana and The Sumitomo Bank,
          Limited, dated as of October 23, 1996.(18)
10.61**   Joint Venture Agreement among Sequana Therapeutics, Inc.,
          Memorial Sloan-Kettering Cancer Center and Genos
          Biosciences, Inc., dated January 29, 1997.(19)
10.62*    Amendment to Collaborative Research Agreement of June 12,
          1995 between Sequana and Boehringer Ingelheim International
          GmbH, dated June 19, 1997.(20)
10.63     Second Amendment to Expansion Lease by and between Sequana and Alexandria Real Estate Equities, Inc., dated as of May
          20, 1997.(20)

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
10.64     Agreement and Plan of Merger and Reorganization dated
          November 2, 1997, by and among Arris, Beagle Acquisition
          Sub, Inc., and Sequana.(21)
10.65     First Amendment to Loan Agreement Between the Registrant and
          The Sumitomo Bank, Limited, dated as of January 8, 1998.
10.66     First Amendment to Loan Agreement Between Sequana and The
          Sumitomo Bank, Limited, dated as of January 8, 1998.
10.67*    Collaboration Agreement dated as of October 1997 by and
          between the Registrant and Bristol-Myers Squibb Company.
10.68*    Collaboration Agreement dated as of October 31, 1997 by and between Sequana and Warner-Lambert Company.
10.69     Sequana Common Stock Purchase Agreement, dated October 31,
          1997.
10.70     $200,000 Promissory Note, dated September 2, 1997, issued by
          John P. Walker to the Registrant.
10.71     $750,000 Promissory Note, dated September 2, 1997, issued by
          John P. Walker to the Registrant.
10.72     Employment Agreement, dated August 29, 1997, by and between
          John Walker and the Registrant.
10.73     Amended and Restated Severance Agreement by and between the
          Registrant and Kevin Kinsella, dated January 7, 1998.
10.74     Amended and Restated Restricted Stock Purchase Agreement by
          and between Sequana and Kevin Kinsella, dated January 7,
          1998.
10.75     Consulting Agreement by and between Sequana and Kevin
          Kinsella, dated January 8, 1998.
10.78     1997 Equity Incentive Plan, dated January 7, 1998.(22)
10.79     First Amendment to Lease Schedules Master Property Lease
          Agreement No. 943 dated March 29, 1994, Schedules Nos. 1 and
          4 through 59, dated from March 29, 1994, through January 1,
          1995.
10.80     First Amendment to Lease Schedule Master Property Lease
          Agreement No. 963, dated March 29, 1996, Schedule No. 2,
          dated March 29, 1996.
10.81     Second Amendment to Lease Schedule Master Property Lease
          Agreement No. 943, dated March 29, 1994, Schedule No. 2,
          dated March 29, 1994.
10.82     First Amendment to Lease Schedule Master Property Lease
          Agreement No. 943, dated March 29, 1994, Schedule No. 3
          dated March 29, 1994.
21        Subsidiaries of the Registrant.
23.1      Consent of Ernst & Young LLP, Independent Auditors.
24.1      Power of Attorney (incorporated in the signature page of
          this Form 10-K).
27        Financial Data Schedule.

---------------

* Confidential treatment has been requested with respect to certain portions of this exhibit.

** Confidential treatment has been granted with respect to certain portions of this exhibit.

(1) Incorporated herein by reference to the Registration Statement on Form S-1 filed October 5, 1993, as amended (file number 33-69972).

(2)  Compensation plan.

(3) Incorporated herein by reference to the Registration Statement on Form S-8 filed January 31, 1994 (file number 33-69972).

(4) Incorporated herein by reference to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1994.

(5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(6) Incorporated herein by reference to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1995.

(7) Incorporated herein by reference to the Registrant's Registration Report on Form 10-K for the fiscal year ended December 31, 1996.

(8) Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed November 13, 1995.

(9) Incorporated herein by reference to the Registration Report on Form 10-Q for the quarter ended March 31, 1996.

(10) Incorporated herein by reference to the Registration Report on Form 10-Q for the quarter ended September 30, 1996.

(11) Incorporated herein by reference to the Registration Statement filed on Form S-3/A filed September 19, 1996 (file number 333-09307).

(12) Incorporated by reference to the Registration Statement on Form S-8 filed July 29, 1996 (file number 333-09095).

(13) Incorporated by reference to exhibit 10.47 to the Registrant's Report on Form 10-Q for the quarter ended October 31, 1997.

(14) Incorporated by reference to exhibits filed with Sequana's Registration Statement on Form S-1, filed June 14, 1995 as amended (Reg. No. 33-93460).

(15) Incorporated by reference to exhibits filed with Sequana's Registration Statement on Form S-1, filed February 12, 1996 as amended (Reg. No. 333-01226).

(16) Incorporated by reference to exhibit 10.14 to Sequana's Report on Form 10-Q for the quarter ended June 30, 1996.

(17) Incorporated by reference to exhibit 10.15 to Sequana's Report on Form 10-Q for the quarter ended September 30, 1996.

(18) Incorporated by reference to exhibit 10.16 filed with Sequana's Report on Form 10-K, as amended, for the fiscal year ended December 31, 1996.

(19) Incorporated by reference to exhibit 10.17 to Sequana's Report on Form 10-Q for the quarter ended March 31, 1997.

(20) Incorporated by reference to exhibit 10.18 to Sequana's Report on Form 10-Q for the quarter ended June 30, 1997.

(21) Incorporated by reference to exhibit 4.1 to the Schedule 13D filed by the Registrant on November 12, 1997.

(22) Incorporated by reference to Appendix E to the Registrant's Registration Statement on Form S-4, filed November 27, 1997.