Form 10-Q
period 1998-03-31
AXYS PHARMECUETICALS INC
filed 1998-05-15
CIK 913056

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________.

                         Commission File Number: 0-22788

                           AXYS PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                              22-2969941
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)

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

[X] Yes      [ ] No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 29,998,477 at April 30, 1998.

                           AXYS PHARMACEUTICALS, INC.

                                      INDEX



                                                                                                     PAGE
                                                                                                     ----
PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited) *

Consolidated Balance Sheets - March 31, 1998 and December 31,1997..................................... 3

Consolidated   Statements of Operations - Three months ended March 31, 1998 and 1997.................. 4

Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and 1997.................... 5

Notes to Consolidated Financial Statements............................................................ 6


ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations................................................... 10

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk.................................. 15

PART II:  OTHER INFORMATION.......................................................................... 16

ITEM 1.   Legal Proceedings
ITEM 2.   Changes in Securities
ITEM 3.   Defaults Upon Senior Securities
ITEM 4.   Submission of Matters to a Vote of Security Holders
ITEM 5.   Other Information
ITEM 6.   Exhibits and Reports on Form 8-K


SIGNATURES........................................................................................... 18



* The financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998.

                           AXYS PHARMACEUTICALS, INC.

PART 1:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 March 31,       December 31,
                                                                    1998            1997
                                                                (unaudited)        (1)(2)
                                                                 ---------        ---------
                                                                       (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                      $  35,867        $  22,938
  Short-term marketable investments                                 56,783           30,470
  Prepaid expenses and other current assets                          4,788            4,103
                                                                 ---------        ---------
        Total current assets                                        97,438           57,511

Property and equipment, net                                         21,326           14,454
Investment in joint venture                                          1,844               --
Note receivable from officer                                           615              775
Other assets                                                         4,536              844
                                                                 ---------        ---------
    TOTAL ASSETS                                                 $ 125,759        $  73,584
                                                                 =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $   5,471        $   1,622
  Accrued compensation                                               2,083            1,793
  Other accrued liabilities                                          2,999            2,148
  Current portion of deferred revenue                                8,205            5,410
  Current portion of capital lease and debt obligations              7,636            3,390
                                                                 ---------        ---------
       Total current liabilities                                    26,394           14,363

Deferred revenue, noncurrent                                           222              726
Capital lease and debt obligations, net of current portion          18,880           14,605

Stockholders' equity:
  Preferred stock                                                       --               --
  Common stock                                                     289,051          117,786
  Note receivable from officer                                          --             (125)
  Accumulated deficit                                             (208,788)         (73,771)
                                                                 ---------        ---------
        Total stockholders' equity                                  80,263           43,890
                                                                 ---------        ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 125,759        $  73,584
                                                                 =========        =========

          See accompanying notes to consolidated financial statements.

(1) The balance sheet at December 31, 1997 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(2) Represents the balances of Arris Pharmaceutical Corporation only.

                           AXYS PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                               Three Months Ended
                                                    March 31,
                                           --------------------------
                                              1998            1997*
                                           ---------        ---------
                                            (in thousands, except per
                                                 share amounts)
Revenues                                   $   8,434        $   6,689

Operating expenses:
    Research and development                  15,487            7,847
    General and administrative                 3,432            1,615
    Acquired in-process
        research and development             124,888               --
                                           ---------        ---------

        Total operating expenses             143,807            9,462
                                           ---------        ---------

Operating loss                              (135,373)          (2,773)

Interest income                                1,381              949
Interest expense                                (568)            (222)
Equity interest in loss of joint
  venture                                       (457)              --
                                           ---------        ---------

Net loss                                   $(135,017)       $  (2,046)
                                           =========        =========



Basic and diluted net loss per share       $   (4.69)       $   (0.14)
                                           =========        =========


Shares used in computing basic and
      diluted net loss per share              28,782           14,898
                                           =========        =========


          See accompanying notes to consolidated financial statements.


* Reflects the results of Arris Pharmaceutical Corporation only.

                           AXYS PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Three months ended
                                                                            March 31,
                                                                   -----------------------------
                                                                        1998           1997
                                                                        ----           ----
                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(135,017)       $(2,046)
Adjustments to reconcile net loss to net cash and
  cash equivalents used in operating activities:
      Depreciation and amortization                                    2,072          1,052
      Equity interest in loss on joint venture                           457
      Forgiveness of note receivable from officer                        125
      Acquired in-process research and development                   124,888
      Changes in assets and liabilities:
         Prepaid expenses and other current assets                     1,305         (1,091)
         Other assets                                                 (2,791)           (89)
         Accounts payable, accrued liabilities and
           deferred revenue                                           (6,647)        (2,189)
                                                                    ---------        -------
Net cash and cash equivalents (used in) operating activities         (15,608)        (4,363)
                                                                    ---------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
   Purchases                                                          (8,206)        (9,683)
   Maturities                                                         23,805         12,220
Purchase of restricted cash                                                          (2,000)
Acquisition, net of cash balances                                     13,270
Purchase of property and equipment                                      (830)        (1,860)
                                                                     --------        -------
Net cash and cash equivalents provided by (used in)
  investing activities                                                28,039         (1,323)
                                                                     --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                             1,535            428
Proceeds from note receivable                                            593
Proceeds from notes payable and lease financing                                       2,000
Principal payments on notes payable and capital leases                (1,630)          (398)
                                                                     --------        -------
Net cash and cash equivalents provided by financing
  activities                                                             498          2,030
                                                                     --------       --------
Net increase (decrease) in cash and cash equivalents                  12,929         (3,656)
Cash and cash equivalents, beginning of period                        22,938         10,822
                                                                     --------       -------
Cash and cash equivalents, end of period                             $35,867        $ 7,166
                                                                     ========       =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Issuance of common stock and value of options and
  warrants issued in acquisition                                    $ 169,730       $   --
                                                                    =========       ========

          See accompanying notes to consolidated financial statements.

                           AXYS PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Axys Pharmaceuticals, Inc., a Delaware corporation ("Axys" or the "Company"), formerly known as Arris Pharmaceutical Corporation ("Arris"), is a leader in the integration of drug discovery technologies from gene identification through clinical development. Axys has research collaborations with world-class pharmaceutical companies that are focused on the discovery of small molecule therapeutics and cover a broad range of therapeutic areas, including respiratory, cardiovascular, metabolic and infectious diseases, as well as oncology and central nervous system disorders.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arris Protease, Inc., Arris Pharmaceuticals Canada, Inc., Sequana Therapeutics, Inc. ("Sequana") and its wholly owned subsidiary NemaPharm, Inc., (see "Acquisition of Sequana", Note 2). All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                           AXYS PHARMACEUTICALS, INC.

2. ACQUISITION OF SEQUANA

On January 8, 1998, the Company acquired all of the outstanding capital stock of Sequana, a genomics company that uses industrial-scale gene discovery technology and functional genomics to discover and characterize genes that cause certain common diseases. The Company issued approximately 14,620,000 shares of Axys Common Stock in exchange for all the outstanding common stock of Sequana, on the basis of 1.35 shares of Arris' Common Stock for one share of Sequana common stock. The purchase price of $174,070,000 consisted of (i) the issuance of 14,618,013 shares of Company common stock valued at $168,107,000, in exchange for all outstanding Sequana capital stock, (ii) the issuance of Company warrants valued at $1,623,000 in exchange for all of the outstanding Sequana warrants,
(iii) severance costs totaling $1,162,000, and (iv) transaction costs totaling $3,178,000.

The allocation of the purchase price was determined as follows:

     Net tangible assets acquired                    $ 45,882,000
     Intangible assets acquired:
       Workforce                                        3,300,000
     In-process technology                            124,888,000
                                                      -----------
     Total                                           $174,070,000
                                                      ===========

The acquisition has been accounted for as a purchase, and accordingly, the original purchase price was allocated to acquired assets and assumed liabilities based upon their fair value at the date of acquisition. The purchase price has been allocated to assets acquired and to in-process research and development which has been charged as an expense in the Axys consolidated financial statements for the three months ended March 31, 1998. Intangibles arising from the acquisition are being amortized on a straight line basis over 36 months. The operating results of Sequana from January 1, 1998 to March 31, 1998 have been included in the Company's consolidated results of operations. The operating results of Sequana from January 1, 1998 to January 8, 1998 (date of acquisition) are considered immaterial.

As part of the Company's acquisition of Sequana, the Company also obtained 50% ownership of Genos Biosciences, Inc. ("Genos") (see "Investment in Joint Venture", note 3).

The following unaudited pro forma financial summary is presented as if the operations of the Company and Sequana were combined as of December 31, 1996. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities. Nonrecurring charges, such as the acquired in-process research and development charge of $124.8 million are not reflected in the following pro forma financial summary.

                                                                (In thousands, except
PRO FORMA FINANCIAL SUMMARY FOR THE THREE MONTHS ENDED              per share amount)
MARCH 31, 1997 (UNAUDITED)
------------------------------------------------------------------------------------
Contract Revenues                                                            $9,198
Net Loss                                                                     (7,678)
Basic and diluted net loss per share                                         $(0.27)

                           AXYS PHARMACEUTICALS, INC.

3.   INVESTMENT IN JOINT VENTURE

In January 1997, Sequana and Memorial Sloan-Kettering Cancer Center ("MSKCC") formed Genos, a joint venture focused on the research and identification of genes and related genetic information of value in the prognosis, diagnosis and positive treatment of certain common cancers. Sequana and MSKCC each own 50% of Genos and have committed to make capital contributions of approximately $5 million each to fund its initial operations. As of March 31, 1998, the Company had invested $3.2 million in Genos, with the remaining capital contribution of approximately $2.0 million expected to be funded in the first half of 1998. The investment in Genos is accounted for under the equity method.

Under terms of the agreement, Sequana licensed certain of its technology to Genos and has contracted with Genos to conduct research and provide certain other services to the joint venture. Payments to date for such research and services have not been material.

In connection with the formation of Genos, Sequana sold a warrant to MSKCC to purchase 350,000 shares of the Sequana's common stock. That warrant was assumed by the Company as part of the acquisition of Sequana on January 8, 1998, and was converted to a warrant to purchase an aggregate of 472,500 shares at a price of $12.87 per share.

4.  NOTE PAYABLE

The Company has two lines of credit, one with the Sumitomo Bank, Limited ("Sumitomo") and one with Sumitomo and Silicon Valley Bank jointly, to provide up to $27 million dollars in debt financing. The loans are subject to certain financial covenants over the course of the agreements. Interest is computed at various rates based on a Eurodollar rate and the bank's prime rate, and range from 7.3% to 7.9%, and 8.5%, respectively at March 31, 1998. Interest and principal payments are due monthly on $6.1 million of the balance, and interest only payments are due quarterly on $13.8 million of the balance until September 30, 1998, at which time principal and interest will be payable in 48 monthly installments. The Company was in compliance with all covenants at March 31, 1998. The balance outstanding on these loans at March 31, 1998 was $19.9 million.

5. STOCK OPTION PLANS

On January 7, 1998, the stockholders of the Company approved: (i) an amendment to the Company's Certificate of Incorporation to (a) change the corporation's name from Arris to Axys, and (b) increase the number of authorized shares of the Company's capital stock to 60 million, and the Common Stock to 50 million; (ii) the adoption of the 1997 Stock Option Plan; (iii) an increase of 350,000 shares of common stock authorized for issuance under the 1994 Non-Employee Directors' Stock Option Plan; and (iv) an increase of 400,000 shares of Common Stock authorized for issuance under the Employee Stock Purchase Plan.

                           AXYS PHARMACEUTICALS, INC.

6.  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, accordingly, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Comprehensive income is the same as net income as there are no adjustments reported in stockholders' equity which are to be included in the computation.


7.   DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 superseded Statement No. 14, Financial Reporting for Segments of an Business Enterprise. Statement 131 established standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect the results of operations or financial position, but may affect the disclosure of the segment information that will be disclosed in the annual report on Form 10-K.

                           AXYS PHARMACEUTICALS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Certain Business Risks" below as well as elsewhere herein, together with those discussed in "Item 1. Business" and "Additional Risk Factors" in the Company's report on Form 10-K for the fiscal year ended December 31, 1997, filed March 31, 1998.

OVERVIEW

Since its inception in April 1989, the Company has devoted substantially all of its resources to its research and development programs. To date, the Company's only source of revenue has been its corporate collaborations with Pharmacia & Upjohn, Inc. and its predecessors ("PNU"), Amgen, Inc. ("Amgen"), Bayer AG ("Bayer"), SmithKline Beecham Corporation ("SB"), Merck & Co. ("Merck"), Abbott Laboratories ("Abbott"), and Bristol-Myers Squibb ("BMS"). In addition, through its acquisition of Sequana Therapeutics, Inc. ("Sequana") on January 8, 1998, the following corporate collaborations are included with the revenue sources listed above, Boehringer Ingelheim International GmbH ("BI"), Corange International Ltd. ("Corange"), Parke-Davis ("PD"), and Glaxo-Wellcome ("Glaxo"). These collaborations have taken a variety of forms including, in each case, certain of the following elements: payments to the company of an up-front commitment and license fees, purchase of the company's common stock, research funding payments, purchase of compounds produced, reimbursement of patient collection costs, milestone payments when milestones are achieved, and royalties upon the sale of any resulting products. Where appropriate, the up-front commitment fees have been recorded as deferred revenue until earned.

The Company has not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. As of March 31, 1998, the Company's accumulated deficit was approximately $208.4 million.

RESULTS OF OPERATIONS

The following discussion on results of operations is based on the combined pro forma operating results (see table below) of the Company and Sequana as if the acquisition had been effective as of December 31, 1996.

                           AXYS PHARMACEUTICALS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




PRO FORMA OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997
(UNAUDITED)


                                                                 (In thousands)
          ---------------------------------------------------------------------
          Revenues                                                       $9,198
          Operating expenses:
              Research and development                                   15,361
              General and administrative                                  2,832
                                                                 ---------------
          Total operating expenses                                       18,193
                                                                 ---------------

          Operating Loss                                               $(7,678)
                                                                 ===============


Revenues

The Company's revenues on a pro forma basis were $8.4 million for the three-month period ended March 31, 1998 compared to $9.1 million for the same period in 1997. All of the Company's revenues presently are attributable to collaborations with PNU, Merck, BMS, BI, Corange, PD, and Glaxo. The change in 1998 was primarily due to: (i) the inclusion of the full effects of the research funding for the collaboration with BMS to develop small molecule inhibitors of proteases involved in hepatitis C virus infection; and (ii) the inclusion of the full effects of the research funding for the collaboration with PD to develop novel therapeutic products for the treatment of schizophrenia and bipolar disorder; offset by the following: (i) timing of the shipments of small molecule synthetic organic compounds under the combinatorial chemistry collaboration with P&U, (250,000 total compounds are due under the three-year agreement, of which 103,602 have been shipped to date); (ii) the ending of the research funded portion of a tryptase inhibitor collaboration with Bayer during the fourth quarter of 1997; and (iii) the transfer of the remaining proof-of-concept phase of the SB collaboration to their internal resources, to develop inhibitors using Axys' proprietary Delta Technology to target intracellular viral proteases.

Research and development

Research and development expenses were $15.5 for the three-month period ended March 31, 1998, compared to $15.4 million in the same period in 1997. The change was primarily due to the continued investment in the Company's research efforts in new and existing programs and the expenses of programs and facilities added as part of the January 8, 1998 acquisition of Sequana (see "Acquired in-process research and development" below). Research and development expenses as a percentage of total expenses, without the consideration of acquired in-process research and development expenses of $124.9 million, has remained relatively constant at approximately 82% of total expenses for the three-months ended March 31, 1998, compared to 84% in the same period in 1997. The Company expects that its research and development costs will increase for the remainder of 1998 in absolute dollars when compared

                           AXYS PHARMACEUTICALS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)




to pro forma amounts in 1997, as a result of further expansion of its proprietary research programs and conduct of preclinical studies and clinical trials.

General and administrative

The Company's general and administrative expenses increased to $3.4 million for the three-month period ended March 31, 1998, compared to $2.8 million in the same period in 1997. The increase in expenses was primarily due to additional headcount and facilities acquired to support the additional research programs obtained through the acquisition of Sequana (see "Acquired in-process research and development" below). However, some of the administrative costs common to both companies were eliminated by combining the two companies. In spite of the overall increase, general and administrative expenses as a percentage of total expenses, without the consideration of acquired in-process research and development expenses of $124.9 million, remained relatively constant at approximately 18% for the three-month period ended March 31, 1998, compared to 16% for the same period in 1997. The Company expects its general and administrative costs will increase for the remainder of 1998 in absolute dollars when compared to pro forma amounts in 1997 in order to provide corporate support for expanding research and development efforts.

Equity interest in loss of joint venture

The equity interest in loss of joint venture at March 31, 1998 represents the Company's portion of the losses for the quarter ended March 31, 1998 of Genos Biosciences, Inc. ("Genos"). The Company holds a 50% interest in this joint venture, which is made up of Sequana and Memorial Sloan-Kettering Cancer Center. Genos expects to incur increased operating losses in future periods as it expands its research and development activities. Such losses will result in corresponding increases in the Company's equity in net loss of joint venture.

Acquired in-process research and development

On January 8, 1998 the Company acquired Sequana, a genomics company based in La Jolla, California. The acquisition was a tax-free reorganization accounted for as a purchase. The Company issued approximately 14,620,000 shares of Arris Common Stock in exchange for all the outstanding common stock of Sequana, on the basis of 1.35 shares of Arris' Common Stock for one share of Sequana common stock. The costs associated with the acquisition were approximately $5 million. The total purchase price of approximately $174 million was allocated to the assets acquired and liabilities assumed based upon the fair value on the date of the acquisition. Approximately $125 million of the purchase price was allocated to in-process research and development and charged to expense at March 31, 1998.

                           AXYS PHARMACEUTICALS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)




Interest income and expense

Interest income increased to $1.4 million for the three-months ended March 31, 1998, compared to $949,000 for the same period in 1997. The increase was primarily due to the average cash balances between the periods, resulting from the combination of the Company's cash and Sequana's cash. In addition, the receipt of proceeds from research funding, collection of revenues from the shipment of compounds under the collaboration with PNU, and reimbursement of patient collection fees have helped to sustain the cash levels. Interest expense increased to $568,000 for the three-month period ended March 31, 1998, from $222,000 for the same period in 1997. The increase for the three-month period was the result of higher debt balances, primarily from the combination of the Company's and Sequana's debt financing. The Company has primarily used draw downs from its lines of credit for capital acquisitions. The Company expects interest expense to fluctuate as financing needs change for further expansion of the Company's facilities and acquisition of laboratory equipment.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through private and public offerings of its capital stock and through corporate collaborations. As of March 31, 1998, the Company had realized approximately $95 million in net proceeds from offerings of its capital stock. In addition, the Company had realized $84.1 million since inception from its corporate collaborations.

The Company's principal sources of liquidity are its cash and investments, which totaled $92.6 million as of March 31, 1998. The Company has two lines of credit totaling up to $27 million in debt financing. As of March 31, 1998 the Company had borrowed a total of $19.9 million and had $6.1 million remaining available under the agreements.

Net cash used in operating activities during the three-month period ended March 31, 1998 was $15.6 million, compared to $4.4 million in the same period in 1997. The increase was primarily due to the increase in net loss for the three months ended March 31, 1998 and the timing of cash received under the Company's collaboration agreements. Cash used in operating activities is expected to fluctuate from quarter to quarter depending, in part, upon the timing and amounts, if any, of cash received from existing and any new collaboration agreements.

The Company also spent approximately $830,000 for the purchase of property, plant and equipment during the three months ended March 31, 1998. Additional equipment will be needed as the Company increases its research and development activities.

The Company's revenues presently are attributable to collaborations with PNU, Merck, BMS, BI, Corange, PD, and Glaxo. The agreement with Glaxo is currently under revision. The research support for the Factor Xa program with PNU and the osteoporosis program with Merck extend through the third and fourth quarters of 1998, respectively. The Combinatorial

                           AXYS PHARMACEUTICALS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



Chemistry collaboration with PNU, and all other collaborations extend beyond the next 12 months. If the Company is unable to renew or replace any of these collaborations, such events may have a material adverse effect on the Company's business, financial condition and results of operations.

The Company expects that its existing capital resources, including research and development revenues from existing collaborations, will enable the Company to maintain current and planned operations for at least three years. The Company will need to raise substantial additional capital to fund its operations beyond the end of such period. The Company expects that it will seek such additional funding through new collaborations, through the extension of existing collaborations or through public or private equity or debt financing.

There can be no assurance that additional financing will be available to the Company on acceptable terms or at all. Any additional funds raised by issuing equity securities may result in further dilution to stockholders. If adequate funds are not available, the Company may be required to delay, to reduce the scope of or to eliminate one or more of its research or development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself.


CERTAIN BUSINESS RISKS

The Company is at an early stage of development. The Company's technologies are, in many cases, new and all are still under development. All of the Company's proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing, as well as lengthy regulatory approval. There can be no assurance that the Company's research and development efforts will be successful, that any of its proposed products will prove to be safe and efficacious in clinical trials or that any commercially successful products will ultimately be developed by the Company. In addition, many of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators. Moreover, the Company is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the proposed products covered by the collaborations. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses over at least the next several years. The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct these costly and time consuming activities. All of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's business, financial condition and results of operations. The

                           AXYS PHARMACEUTICALS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



proposed products under development by the Company have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. The Company has no sales, marketing or distribution capability. If any of its products subject to collaborative agreements are successfully developed, the Company must rely on its collaborators to market such products.

If the Company develops any products which are not subject to collaborative agreements, it must either rely on other pharmaceutical companies to market such products or must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market such products directly.

The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and products. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties related to clinical trials and regarding health care reform. These risks and uncertainties are discussed further in "Item 1. - Business - Additional Risk Factors" on the Company's report on Form 10-K for the year ended December 31, 1997, filed by the Company March 31, 1998.


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


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
           Not Applicable.

                           AXYS PHARMACEUTICALS, INC.

PART II:  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
               None

ITEM 2.        CHANGES IN SECURITIES
               (a)    Not applicable.

               (b)    Not applicable.

               (c) During the first quarter ended March 31, 1998, the Company has sold the following unregistered securities:

                      In January 1998, the Company granted Comdisco, Inc. a warrant to purchase up to 17,896 shares of Common Stock in exchange for a warrant previously granted to Comdisco by Sequana. The warrant is exercisable until December 16, 2003 at a price of $6.67 per share.

               The issuance and sale of all such securities was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section4(2) thereof due to, among other things, (i) the limited number of persons to whom the securities were issued, (ii) the distribution of disclosure documents to the investor, (iii) the fact that such person represented and warranted to the Company, among other things, that such person was acquiring the securities for investment only and not with a view to the resale or distribution thereof, and (iv) the fact that a certificate representing the securities was issued with a legend to the effect that such securities had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               The results of a Special Meeting of Stockholders, held on January 7, 1998 were reported on the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

ITEM 5.        OTHER INFORMATION
               None

                           AXYS PHARMACEUTICALS, INC.

        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
               a)  Exhibits

                10.83 Amendment to the Collaborative Research Agreement between Sequana and Corange International Ltd. Effective June 30, 1995, dated January 9, 1998.

                10.84* Amendment No. 2 to the Collaborative Research Agreement between Sequana and Corange International Ltd. Dated June 30, 1995, effective February 23, 1998.

                10.85 Employment Agreement by and between Tim Harris and the Company, dated as of January 8, 1998.

                10.86 Lease Agreement between Sequana Therapeutics, Inc. and ARE-John Hopkins Court, LLC, dated as of January 7, 1998

                27      Financial Data Schedule

        b)      Reports on Form 8-K
                On January 23, 1998, the Company filed with the Commission a Current Report on Form 8-K regarding the Merger.



--------------------------

* Confidential treatment has been requested with respect to certain portions of this exhibit.

                           AXYS PHARMACEUTICALS, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AXYS PHARMACEUTICALS, INC.



Date:  May 15, 1998        By:  /s/ John P. Walker
                               -------------------------------------------------
                               John P. Walker
                               President,  Chief Executive Officer and Director





Date:  May 15, 1998        By:  /s/ Frederick J. Ruegsegger
                               -------------------------------------------------
                               Frederick J. Ruegsegger
                               Senior Vice President Finance and Corporate
                               Development and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

               EXHIBIT
                NUMBER                   DESCRIPTION
                ------                   -----------
                10.83   Amendment to the Collaborative Research Agreement
                        between Sequana and Corange International Ltd. Effective
                        June 30, 1995, dated January 9, 1998.

                10.84* Amendment No. 2 to the Collaborative Research Agreement between Sequana and Corange International Ltd. Dated
                        June 30, 1995, effective February 23, 1998.

                10.85 Employment Agreement by and between Tim Harris and the Company, dated as of January 8, 1998.

                10.86   Lease Agreement between Sequana Therapeutics, Inc. and
                        Are-John Hopkins Court, LLC, dated as of January 7, 1998.

                27      Financial Data Schedule



--------------------------

* Confidential treatment has been requested with respect to certain portions of this exhibit.