Form 10-Q
period 1998-06-30
AXYS PHARMECUETICALS INC
filed 1998-08-14
CIK 913056

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 30,138,892 as of July 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AXYS PHARMACEUTICALS, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I: FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)*
          Condensed Consolidated Balance Sheets -- June 30, 1998 and
          December 31, 1997...........................................    3
          Condensed Consolidated Statements of Operations -- Three and
          six months ended June 30, 1998 and 1997.....................    4
          Condensed Consolidated Statements of Cash Flows -- Six
          months ended June 30, 1998 and 1997.........................    5
          Notes to Condensed Consolidated Financial Statements -- June
          30, 1998....................................................    6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
Item 3.   Quantitative and Qualitative Disclosure About Market Risk...   15

                         PART II: OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   16
Item 2.   Changes in Securities.......................................   16
Item 3.   Defaults Upon Senior Securities.............................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 5.   Other Information...........................................   16
Item 6.   Exhibits and Reports on Form 8-K............................   17
Signatures............................................................   18

---------------
* The financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

                           AXYS PHARMACEUTICALS, INC.

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               JUNE 30,
                                                                 1998        DECEMBER 31,
                                                              (UNAUDITED)     1997(1)(2)
                                                              -----------    ------------
                                                                    (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................   $ 39,075        $22,398
  Short-term marketable investments.........................     42,664         30,470
  Prepaid expenses and other current assets.................      5,107          4,103
                                                               --------        -------
     Total current assets...................................     86,846         57,511
Property and equipment, net.................................     20,824         14,454
Investment in joint venture.................................      3,395             --
Note receivable from officer................................        605            775
Other assets................................................      4,784            844
                                                               --------        -------
          TOTAL ASSETS......................................   $116,454        $73,584
                                                               ========        =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  3,787        $ 1,622
  Accrued compensation......................................      2,552          1,793
  Other accrued liabilities.................................      2,858          2,148
  Current portion of deferred revenue.......................      7,620          5,410
  Current portion of capital lease and debt obligations.....      7,318          3,390
                                                               --------        -------
     Total current liabilities..............................     24,135         14,363
Deferred revenue, noncurrent................................         --            726
Capital lease and debt obligations, net of current
  portion...................................................     19,681         14,605
Minority interest in Xyris Corporation......................        500             --
Stockholders' equity:
  Preferred stock...........................................         --             --
  Common stock..............................................    289,102        117,786
  Note receivable from officer..............................         --           (125)
  Accumulated deficit.......................................   (216,964)       (73,771)
                                                               --------        -------
     Total stockholders' equity.............................     72,138         43,890
                                                               --------        -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $116,454        $73,584
                                                               ========        =======

---------------
(1) The balance sheet at December 31, 1997 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(2) Represents the balances of Arris Pharmaceutical Corporation only.

     See accompanying notes to condensed consolidated financial statements.

                           AXYS PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,               JUNE 30,
                                                    ------------------    --------------------
                                                     1998       1997*       1998        1997*
                                                    -------    -------    ---------    -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..........................................  $ 9,097    $ 6,176    $  17,531    $12,865
Operating expenses:
  Research and development........................   13,887      7,467       29,374     15,314
  General and administrative......................    3,690      1,588        7,122      3,203
  Acquired in-process research and development....       --         --      124,888         --
                                                    -------    -------    ---------    -------
          Total operating expenses................   17,577      9,055      161,384     18,517
                                                    -------    -------    ---------    -------
Operating loss....................................   (8,480)    (2,879)    (143,853)    (5,652)
Interest income...................................    1,288        819        2,669      1,768
Interest expense..................................     (539)      (159)      (1,107)      (381)
Equity interest in loss of joint venture..........     (445)                   (902)
                                                    -------    -------    ---------    -------
Net loss..........................................  $(8,176)   $(2,219)   $(143,193)   $(4,265)
                                                    =======    =======    =========    =======
Basic and diluted net loss per share..............  $ (0.27)   $ (0.15)   $   (4.87)   $ (0.29)
                                                    =======    =======    =========    =======
Shares used in computing basic and diluted net
  loss per share..................................   29,999     14,966       29,390     14,932
                                                    =======    =======    =========    =======

---------------
* Reflects the results of Arris Pharmaceutical Corporation only.

     See accompanying notes to condensed consolidated financial statements.

                           AXYS PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1998        1997*
                                                              ---------    -------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(143,193)   $(4,265)
Adjustments to reconcile net loss to net cash and cash
  equivalents used in operating activities:
  Depreciation and amortization.............................      4,394      2,112
  Equity interest in loss of joint venture..................        902         --
  Forgiveness of note receivable from officer...............        125         --
  Acquired in-process research and development..............    124,888         --
  Changes in assets and liabilities:
     Prepaid expenses and other current assets..............        986       (613)
     Other assets...........................................     (3,357)       (63)
     Accounts payable, accrued liabilities and deferred
      revenue...............................................     (8,810)    (3,294)
                                                              ---------    -------
Net cash used in operating activities.......................    (24,065)    (6,123)
                                                              ---------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
  Purchases.................................................    (19,301)        --
  Maturities................................................     49,019        749
Purchase of held-to-maturity security
  Purchases.................................................         --     (9,683)
  Maturities................................................         --     28,392
Purchase of restricted cash.................................         --     (4,000)
Acquisition of Sequana, net of cash.........................     13,270         --
Investment in joint venture.................................     (2,000)        --
Purchase of property and equipment..........................     (2,332)    (4,295)
                                                              ---------    -------
Net cash provided by investing activities...................     38,656     11,163
                                                              ---------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................      1,586        528
Proceeds from notes receivable..............................        603         --
Proceeds from notes payable and lease financing.............      2,000      4,350
Proceeds from minority interest.............................        500         --
Principal payments on notes payable and capital leases......     (3,143)    (1,289)
                                                              ---------    -------
Net cash provided by financing activities...................      1,546      3,589
                                                              ---------    -------
Net increase in cash and cash equivalents...................     16,137      8,629
Cash and cash equivalents, beginning of period..............     22,938     10,822
                                                              ---------    -------
Cash and cash equivalents, end of period....................  $  39,075    $19,451
                                                              =========    =======

---------------
* Reflects the results of Arris Pharmaceutical Corporation only.

     See accompanying notes to condensed consolidated financial statements.

                           AXYS PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

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

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arris Protease, Inc., Arris Pharmaceuticals Canada, Inc., Sequana Therapeutics, Inc. ("Sequana") (see "Acquisition of Sequana," Note 2) and its wholly owned subsidiary, NemaPharm, Inc., and a majority ownership in Xyris Corporation (see "Formation of Xyris Corporation,"
Note 4). All significant intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 2. ACQUISITION OF SEQUANA

     On January 8, 1998, the Company acquired all of the outstanding capital stock of Sequana, a genomics company that uses industrial-scale gene discovery technology and functional genomics to discover and characterize genes that are believed to cause certain common diseases. The Company issued 14,618,013 shares of Axys Common Stock in exchange for all the outstanding common stock of Sequana, on the basis of 1.35 shares of Axys' common stock for one share of Sequana common stock. The purchase price of $174.1 million consisted of (i) the issuance of 14,618,013 shares of Company common stock valued at $168.1 million, in exchange for all outstanding Sequana capital stock, (ii) the issuance of Company warrants valued at $1.6 million in exchange for all outstanding Sequana warrants, (iii) severance costs totaling $1.2 million, and (iv) transaction costs totaling $3.2 million.

                           AXYS PHARMACEUTICALS, INC.

                                 JUNE 30, 1998
                                  (UNAUDITED)

     The allocation of the purchase price was determined as follows:

Net tangible assets acquired...........................  $ 45,882,000
Intangible assets acquired:
  Workforce............................................     3,300,000
In-process technology..................................   124,888,000
                                                         ------------
          Total........................................  $174,070,000
                                                         ============

     The acquisition has been accounted for as a purchase and accordingly, the original purchase price was allocated to acquired assets and assumed liabilities based upon their fair value at the date of acquisition. The purchase price has been allocated to assets acquired and to in-process research and development which has been charged as an expense in the Axys consolidated financial statements for the six months ended June 30, 1998. Intangibles acquired in the acquisition are being amortized on a straight line basis over 36 months. The operating results of Sequana from January 1, 1998 to June 30, 1998 have been included in the Company's consolidated results of operations. The operating results of Sequana from January 1, 1998 to January 8, 1998 (the date of acquisition) are considered immaterial.

     As part of the Company's acquisition of Sequana, the Company also obtained 50% ownership of Genos Biosciences, Inc. ("Genos") (see "Investment in Joint Venture," Note 3).

     The following unaudited pro forma financial summary is presented as if the operations of the Company and Sequana were combined as of December 31, 1996. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities. Nonrecurring charges, such as the acquired in-process research and development charge of $124.9 million are not reflected in the following pro forma financial summary.

PRO FORMA FINANCIAL SUMMARY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)

                                                 3 MONTHS ENDED    6 MONTHS ENDED
                                                 JUNE 30, 1997     JUNE 30, 1997
                                                 --------------    --------------
Contract Revenues..............................     $12,233           $ 21,431
Net Loss.......................................     $(5,786)          $(14,781)
Basic and diluted net loss per share...........     $ (0.19)          $  (0.49)

 3. INVESTMENT IN JOINT VENTURE

     In January 1997, Sequana and Memorial Sloan-Kettering Cancer Center ("MSKCC") formed Genos, a joint venture focused on the research and identification of genes and related genetic information believed to be of value in the prognosis, diagnosis and positive treatment of certain common cancers. Sequana and MSKCC each own 50% of Genos and have committed to make capital contributions of approximately $5 million each to fund its initial operations. As of June 30, 1998, Sequana had invested $5.2 million in Genos, meeting its initial commitment. The investment in Genos is accounted for under the equity method.

     Under the terms of the agreement, Sequana licensed certain of its technology to Genos and has contracted with Genos to conduct research and provide certain other services to the joint venture. Payments to date for such research and services have not been material.

     In connection with the formation of Genos, Sequana sold a warrant to MSKCC to purchase 350,000 shares of the Sequana's common stock. That warrant was assumed by the Company as part of the

                           AXYS PHARMACEUTICALS, INC.

                                 JUNE 30, 1998
                                  (UNAUDITED)

acquisition of Sequana on January 8, 1998, and was converted to a warrant to purchase an aggregate of 472,500 shares at a price of $12.87 per share.

 4. FORMATION OF XYRIS CORPORATION

     In June 1998, in connection with the formation of Xyris Corporation, a California corporation and majority-owned subsidiary of the Company ("Xyris"), the Company and Bay City Capital LLC, a San Francisco based private merchant bank ("BCC"), each received Series A Preferred Stock of Xyris. Xyris was established in May 1998 to leverage Axys' existing pharmaceutical technology in the agricultural market. In exchange for 2,950,000 shares of Xyris' Series A Preferred Stock, representing 82% of the total outstanding shares of Xyris capital stock, the Company granted to Xyris the right, for a limited period to negotiate an exclusive license in the field of agriculture to all Axys technology, including its genomics, combinatorial chemistry and small molecule drug discovery technology. BCC purchased Xyris Series A Preferred Stock for cash. In connection with BCC's purchase, the Company issued an option (the "Put Option") to BCC, granting BCC the right to require the Company to purchase from BCC all of the 150,000 shares of Series A Preferred Stock of Xyris (the "Xyris Stock") held by BCC. If the Put Option is exercised, the Company would purchase the Xyris Stock with shares of the Company's Common Stock, at its then market price, with an aggregate market value on the date the Put Option is exercised equal to $499,500, rounded down to the nearest whole number of shares. The Put Option will terminate upon the earlier of January 5, 1999 or the occurrence of certain other events, including the execution of an exclusive license in the field of agriculture to all Axys technology.

 5. NOTE PAYABLE

     The Company has two lines of credit, one with Sumitomo Bank, Limited ("Sumitomo") and one with Sumitomo and Silicon Valley Bank jointly, to provide up to $27 million dollars in debt financing. The loans are subject to certain financial covenants over the course of the agreements. Interest is computed at various rates based on a Eurodollar rate and the bank's prime rate, and range from 7.3% to 7.9%, and 8.5%, respectively, at June 30, 1998. Interest and principal payments are due monthly on $5.7 million of the balance and interest only payments are due quarterly on $15.8 million of the balance, until September 30, 1998, at which time principal and interest will be payable in 48 monthly installments under both lines of credit. The Company was in compliance with all covenants under both lines of credit at June 30, 1998. The balance outstanding on these loans at June 30, 1998 was $21.9 million.

 6. COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Accordingly, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Comprehensive income is the same as net income, as there are no adjustments reported in stockholders' equity which are to be included in the computation.

                           AXYS PHARMACEUTICALS, INC.

                                 JUNE 30, 1998
                                  (UNAUDITED)

 7. RECENT ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 superseded Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 established standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect the results of operations or financial position of the Company, but may affect the disclosure of the segment information at December 31, 1998.

     In March 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS132"). SFAS 132 does not change the recognition or measurement of pension or postretirement benefit plans, but revises and standardizes disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS 132 has no impact on the Company's results of operations or financial condition.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for years beginning after June 15, 1999 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company expressly disclaims any obligation to update this information or publicly release any revisions or reflect events or circumstances after the date of this report. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Certain Business Risks," as well as elsewhere herein, together with those discussed in "Item 1. Business" and "Additional Risk Factors" in the Company's report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

OVERVIEW

     Since its inception in April 1989, the Company has devoted substantially all of its resources to its research and development programs. To date, the Company's only source of revenue has been its corporate collaborations with Pharmacia & Upjohn, Inc. and its predecessors ("PNU"), Amgen, Inc. ("Amgen"), Bayer AG ("Bayer"), SmithKline Beecham Corporation ("SB"), Merck & Co. ("Merck"), Abbott Laboratories ("Abbott"), and Bristol-Myers Squibb ("BMS"). In addition, through its acquisition of Sequana on January 8, 1998, the following corporate collaborations are included with the revenue sources listed above, Boehringer Ingelheim International GmbH ("BI"), Corange International Ltd. ("Corange"), Parke-Davis ("PD"), and Glaxo-Wellcome ("Glaxo"). These collaborations have taken a variety of forms including, in each case, certain of the following elements: payments to the Company of an up-front commitment fee and license fees, purchase of the Company's common stock, research funding payments, purchase of compounds produced, reimbursement of patient collection costs, milestone payments when milestones are achieved, and royalties upon the sale of any resulting products. Where appropriate, the up-front commitment fees have been recorded as deferred revenue until earned.

     In May 1998, the Company and Glaxo announced that following a review of their relationship, the companies will discontinue their collaboration to discover genes associated with type 2 diabetes mellitus and obesity. Under the terms of the dissolution agreement, Axys was granted exclusive rights to all obesity family samples and data and non-exclusive rights to certain type 2 diabetes samples and data.

     In June 1998, in connection with the formation of Xyris Corporation, a California corporation and majority-owned subsidiary of the Company ("Xyris"), the Company and Bay City Capital LLC, a San Francisco based private merchant bank ("BCC"), each received Series A Preferred Stock of Xyris. Xyris was established in May 1998 to leverage Axys' existing pharmaceutical technology in the agricultural market. In exchange for 2,950,000 shares of Xyris' Series A Preferred Stock, representing 82% of the total outstanding shares of Xyris' capital stock, the Company granted to Xyris the right, for a limited period to negotiate an exclusive license in the field of agriculture to all Axys technology, including its genomics, combinatorial chemistry and small molecule drug discovery technology. BCC purchased Xyris' Series A Preferred Stock for cash. Also in June 1998, in connection with BCC's purchase of Xyris' Series A Preferred Stock, the Company issued an option (the "Put Option") granting BCC the right to require the Company to purchase from BCC all of the 150,000 shares of Series A Preferred Stock of Xyris (the "Xyris Stock") held by BCC. If the Put Option is exercised, the Company would purchase the Xyris Stock with shares of the Company's Common Stock, at its then market price, with an aggregate market value on the date the Put Option is exercised equal to $499,500, rounded down to the nearest whole number of shares. The Put Option will terminate upon the earlier of January 5, 1999 or the occurrence of certain other events, including the execution of an exclusive license in the field of agriculture to all Axys technology.

     In June 1998, the Company announced an alliance with Roche Bioscience ("RBS") in the area of functional genomics. The alliance will focus on evaluating the function of genes provided by RBS that may serve as drug targets in the development of therapies for pain and other conditions involving peripheral nervous system disorders. The alliance provides for an upfront fee plus research support.

     In June 1998, the Company announced an agreement between the Company's Advanced Technologies Division and Parke-Davis ("PD"), the Pharmaceutical Research Division of Warner-Lambert, to provide PD with a generic compound screening library consisting of multiple small molecule synthetic organic compound libraries created using the Company's combinatorial chemistry technologies. The agreement consists of the delivery to PD by the Company of compounds over three years and also calls for Axys to provide PD with the enabling technologies and protocols for recreating the library and making directed libraries, as well as other compounds.

     In July 1998, the Company announced a collaboration with Signal Pharmaceuticals, Inc. ("Signal"), for the accelerated discovery of compounds that interact with specific cell signaling pathways. Signal has developed proprietary assays for these signaling pathways which Signal will use to screen small molecules derived from Axys' Advanced Technologies Division's compound libraries. The agreement provides that Axys will receive an upfront fee, as well as other payments upon the achievement of certain research and development milestones.

     In July 1998, the Company announced an agreement with Wyeth-Ayerst Laboratories ("WA"), a division of American Home Products, to conduct a clinical trial to study the role played by an Axys proprietary gene variant, or polymorphism, in drug metabolism. The trial is designed to evaluate the effect of the polymorphism on the metabolism of two classes of marketed drugs to determine if patients who have the gene variant metabolize the drugs differently. Under the terms of the agreement, WA will conduct the clinical study and Axys will provide patient genotyping and certain intellectual property.

     In August 1998, the Company received written notification from Corange that, due to a change in research priorities following the Roche Group's acquisition of Corange, Corange was exercising, effective as of mid-February 1999, its contractual right to bring to a conclusion its osteoporosis collaboration with the Company, including its related research support. Through mid-February 1999, Corange remains contractually obligated to continue its research funding and to make milestone-related payments if any milestones are achieved. After the collaboration is concluded in mid-February 1999, the Company expects to have the right to use the jointly-developed research results and to have the right to pursue this osteoporosis research. The Company is currently considering whether, after mid-February 1999, to continue this research by itself, to continue this research with a new partner, or to suspend this research and reallocate the resources currently devoted to it to other research efforts.

     The Company has not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. As of June 30, 1998, the Company's accumulated deficit was approximately $217 million. Included in the Company's accumulated deficit at June 30, 1998 was approximately $147 million of acquired in-process research and development from the acquisition of Khepri Pharmaceuticals, Inc. in 1995 and the acquisition of Sequana in January 1998.

RESULTS OF OPERATIONS

     The following discussion of results of operations compares the combined pro forma operating results for the three-and six-months ended June 30, 1997 (see table below) of the Company and Sequana as if the acquisition had been effective as of December 31, 1996 and the Company's consolidated operating results for the three- and six- month periods ended June 30, 1998.

     PRO FORMA OPERATING RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED):

                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30, 1997        JUNE 30, 1997
                                            ------------------    ----------------
                                                        (IN THOUSANDS)
Revenues..................................       $12,233              $ 21,431
Operating expenses:
  Research and development................        15,126                30,486
  General and administrative..............         2,893                 5,726
                                                 -------              --------
Total operating expenses..................        18,019                36,212
                                                 -------              --------
Operating Loss............................       $(5,786)             $(14,781)
                                                 =======              ========

REVENUES

     The Company's revenues on a pro forma basis decreased to $9.1 million and $17.5 million for the three and six-month periods ended June 30, 1998, respectively, compared to $12.2 million and $21.4 million, respectively, for the comparable periods in 1997. All of the Company's revenues presently are attributable to the Company's collaborations. Although revenues for the three- and six-months ended June 30, 1998 were lower than for the same periods in 1997, revenues for the three- and six-month periods ended June 30, 1998 were positively affected, primarily due to: (i) the inclusion of the full effects of the research funding for the collaboration with PD to develop novel therapeutic products for the treatment of schizophrenia and bipolar disorder; and (ii) the inclusion of the full effects of the research funding for the collaboration with BMS to develop small molecule inhibitors of proteases involved in hepatitis C virus infection. These revenue increases were more than offset by (i) the ending of the research funded portion of a tryptase inhibitor collaboration with Bayer during the fourth quarter of 1997; (ii) a planned reduction in research support with Merck to develop small molecule inhibitors of proteases involved in osteoporosis; and (iii) an overall reduction (despite record second quarter 1998 revenues) for the six-month period ended June 30, 1998 from the shipments of small molecule synthetic organic compounds under two of the Company's combinatorial chemistry collaborations with PNU and PD. The Company started shipping under the combinatorial collaboration with PD in June 1998. Under the existing collaboration with PNU, the Company has shipped approximately 109,000 compounds to date (250,000 total compounds are due under the three-year agreement).

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased to $13.9 million and $29.4 million for the three and six-month periods ended June 30, 1998, respectively, from $15.1 and $30.5 million in the comparable periods in 1997. The expense reduction for the three- and six-month periods ended June 30, 1998 was primarily due to reduced chemical consumption used in the production of small molecule synthetic organic compounds (since fewer compounds were produced in the three- and six-months ended June 30, 1998 compared to the same period in 1997), as well as lower outside consulting fees associated with clinical trials in 1997 (calculated on a pro forma basis) as compared to 1998. Research and development expenses as a percentage of total expenses, without the consideration of acquired in-process research and development expenses of $124.9 million, has decreased to approximately 79% of total expenses for the three- and six-months ended June 30, 1998, compared to 83% for the comparable periods in 1997. The Company expects that its research and development costs will increase for the remainder of 1998 in absolute dollars when compared to pro forma amounts in 1997, primarily as a result of further expansion of its proprietary research programs, and the conduct of preclinical studies and clinical trials.

GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses increased to $3.7 million and $7.1 million, respectively, for the three- and six-month periods ended June 30, 1998, from $2.9 and $5.7 million in the comparable periods in 1997. The increase in expenses was primarily due to transition costs resulting from the acquisition of Sequana (see "Acquired in-process research and development" below), and administrative costs of closing down the Cambridge, Massachusetts operation of Sequana's NemaPharm, Inc. subsidiary and relocating the activities to South San Francisco, California, as well as an increase in headcount and facilities required to support additional research programs. Some of the reoccurring administrative costs common to both companies were eliminated by combining the two companies. General and administrative expenses as a percentage of total expenses, without the consideration of acquired in-process research and development expenses of $124.9 million, represented approximately 21% for the three- and six-month periods ended June 30, 1998, compared to 16% for the comparable periods in 1997. The Company expects its general and administrative costs will increase for the remainder of 1998 in absolute dollars when compared to pro forma amounts in 1997, in order to provide corporate support for expanding research and development efforts.

EQUITY INTEREST IN LOSS OF JOINT VENTURE

     The equity interest in loss of joint venture at June 30, 1998 represents the Company's portion of the losses for the three- and six-months ended June 30, 1998 of Genos Biosciences, Inc. ("Genos"). The Company holds a 50% interest in Genos. Genos expects to incur increased operating losses in future periods as it expands its research and development activities. Such losses will result in corresponding changes in the Company's equity in net loss of joint venture.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     On January 8, 1998, the Company acquired Sequana, a genomics company based in La Jolla, California. The acquisition was a tax-free reorganization accounted for as a purchase. The Company issued approximately 14,620,000 shares of its common stock in exchange for all the outstanding common stock of Sequana, on the basis of 1.35 shares of the Company's common stock for one share of Sequana common stock. The direct transaction costs associated with the acquisition were approximately $3.2 million. The total purchase price of approximately $174 million was allocated to the assets acquired and liabilities assumed based upon the fair value on the date of the acquisition. Approximately $125 million of the purchase price was allocated to in-process research and development and charged to expense at March 31, 1998.

INTEREST INCOME AND EXPENSE

     Interest income increased to $1.3 million and $2.7 million, respectively, for the three- and six-months period, ended June 30, 1998, compared to $819,000 and $1.8 million, respectively, for the comparable periods in 1997. The increases were primarily due to the average cash balances between the periods, resulting from the combination of the Company's cash and Sequana's cash. In addition, the receipt of proceeds from research funding, collection of revenues from the shipment of compounds under the collaborations with PNU and PD, and reimbursement of patient collection fees by the Company's collaborators have helped to sustain the cash levels. Interest expense increased to $538,000 and $1.1 million, respectively, for the three- and six-month periods ended June 30, 1998, from $159,000 and $381,000, respectively, for the comparable periods in 1997. The interest expense increases were primarily due to higher debt balances from the combination of the Company's and Sequana's debt financing. The Company has primarily drawn down its lines of credit to purchase equipment and make leasehold improvements. The Company expects interest expense to fluctuate as financing needs change for future expansion of the Company's facilities and acquisition of laboratory equipment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private and public offerings of its capital stock and through corporate collaborations. As of June 30, 1998, the Company had realized approximately $95 million in net proceeds from offerings of its capital stock. In addition, the Company had realized $91.7 million since inception from its corporate collaborations.

     The Company's principal sources of liquidity are its cash and marketable investments, which totaled $81.7 million as of June 30, 1998. The Company has two lines of credit totaling $27 million in borrowing capacity. As of June 30, 1998, the Company had borrowed a total of $21.7 million and had $4.2 million remaining available under the agreements. Under the terms of the loan agreement, the time available to draw down on one of the lines of credit has expired.

     Net cash used in operating activities during the six-month period ended June 30, 1998 was $24.1 million, compared to $6.1 million in the same period in 1997. The increase was primarily due to the increase in net loss for the six months ended June 30, 1998 and the timing of cash received under the Company's collaboration agreements. Cash used in operating activities is expected to fluctuate from quarter to quarter depending, in part, upon the timing and amounts, if any, of cash received from existing and any new collaboration agreements.

     The Company also spent approximately $2.3 million for the purchase of property, plant and equipment during the six months ended June 30, 1998. Additional equipment is expected to be needed as the Company increases its research and development activities.

     The Company's revenues presently are attributable to collaborations with PNU, Merck, BMS, BI, Corange, PD, Glaxo, and RBS. The research support for the Factor Xa program with PNU is currently under revision with an effort being made to repartner this program. The osteoporosis program with Merck extends through the fourth quarter of 1998. As discussed above, the research support from Corange for the osteoporosis collaboration with Corange will continue through mid-February 1999, at which time it will end. The combinatorial chemistry collaborations with PNU and PD, and all other collaborations, extend beyond the next 12 months. If the Company is unable to renew or replace any of these collaborations, such events may have a material adverse effect on the Company's business, financial condition and results of operations.

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

     There can be no assurance that the Company will be able to enter into new collaborations on acceptable terms, or at all, or that additional financing will be available to the Company on acceptable terms, or at all. Any additional funds raised by issuing equity securities may result in further dilution to stockholders. If adequate funds are not available, the Company may be required to delay, to reduce the scope of, or to eliminate one or more of its research or development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself.

CERTAIN BUSINESS RISKS

     The Company is at an early stage of development. The Company's technologies are, in many cases, new and all are still under development. All of the Company's proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing, as well as lengthy regulatory approval. There can be no assurance that the Company's research and development efforts will be successful, that any of its proposed products will prove to be safe and efficacious in clinical trials or that any commercially successful products will ultimately be developed by the Company. In addition, many of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators. Moreover, the Company is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the proposed products covered by the collaborations. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses over at least the next several years. The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct these costly and time consuming activities. All of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's business, financial condition and results of operations. The proposed products under development by the Company have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. The Company has no sales, marketing or distribution capability. If any of its proposed products subject to collaborative agreements are successfully developed, the Company must rely on its collaborators to market such products.

     If the Company develops any products which are not subject to collaborative agreements, it must either rely on other pharmaceutical companies to market such products or must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market such products directly.

     The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and products. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties related to clinical trials and regarding health care reform. These risks and uncertainties are discussed further in "Item 1. -- Business -- Additional Risk Factors" on the Company's report on Form 10-K for the year ended December 31, 1997, filed by the Company on March 31, 1998.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     In June 1998, the Company issued an option (the "Put Option") to Bay City Capital Fund I ("BCC"), granting BCC the right to require the Company to purchase from BCC all of the 150,000 shares of Series A Preferred Stock of Xyris Corporation (the "Xyris Stock") held by BCC. If the Put Option is exercised, the Company would purchase the Xyris Stock with shares of the Company's Common Stock, at its then market price, with an aggregate market value on the date the Put Option is exercised equal to $499,500.00, rounded down to the nearest whole number of shares. The Put Option was granted in connection with a Series A Preferred Stock Purchase Agreement between BCC, Xyris Corporation and the Company, whereby BCC purchased Series A Preferred Stock of Xyris Corporation in connection with the initial funding of Xyris Corporation as a majority owned agricultural subsidiary of the Company. The Put Option will terminate upon the earlier of January 5, 1999 or the occurrence of certain other events, including the execution of an exclusive license in the field of agriculture to all Axys Technology.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1998 Annual Meeting of Stockholders was held on May 27, 1998. Stockholders were asked (i) to elect directors to serve for the ensuing year and until their successors are elected; and (ii) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1998.

     All of the matters were approved by the stockholders of the Company. The number of shares voted for, against and withheld for each matter were:

                ELECTION OF DIRECTORS:                   IN FAVOR     WITHHELD
                ----------------------                  ----------    --------
John P. Walker........................................  22,538,577    152,764
Ann M. Arvin, M.D. ...................................  22,590,203    101,138
Brook H. Byers........................................  22,521,027    170,314
Anthony B. Evnin, Ph.D. ..............................  22,518,127    173,214
Vaughn M. Kailian.....................................  22,592,672     98,669
Donald Kennedy, Ph.D. ................................  22,534,922    156,419
Irvin Lerner..........................................  22,537,643    153,698
J. Leighton Read, M.D. ...............................  22,578,958    112,383

                                                                         BROKER
                                       FOR        AGAINST    ABSTAIN    NON-VOTES
                                    ----------    -------    -------    ---------
Selection of Ernst & Young LLP:     22,614,346    58,538     18,457     7,306,844

ITEM 5. OTHER INFORMATION

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between February 26, 1999 and March 28, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

    EXHIBIT
    NUMBER                       DESCRIPTION OF DOCUMENTS
    -------                      ------------------------
    10.4*      1997 Equity Incentive Plan
    10.87**    Termination of Collaborative Research Agreement between
               Sequana and Glaxo Wellcome, Inc., effective February 1,
               1998.
    10.88**    Combinatorial Chemistry Agreement between the Company and
               Warner-Lambert Company, dated May 15, 1998.
    10.89**    Collaboration Agreement by and among the Company and its
               subsidiaries, NemaPharm, Inc. and Sequana, and Roche
               Bioscience, dated June 1, 1998.
    27         Financial Data Schedule

---------------
 * Compensatory Benefit Plan.

** Confidential treatment has been requested with respect to certain portions of this exhibit.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AXYS PHARMACEUTICALS, INC.

Date: August 13, 1998                     By: /s/ FREDERICK J. RUEGSEGGER
                                            ------------------------------------
                                            Frederick J. Ruegsegger
                                            Senior Vice President Finance and
                                            Corporate Development and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer and Authorized Officer)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENTS
 -------                     ------------------------
10.4*      1997 Equity Incentive Plan
10.87**    Termination of Collaborative Research Agreement between
           Sequana and Glaxo Wellcome, Inc., effective February 1,
           1998.
10.88**    Combinatorial Chemistry Agreement between the Company and
           Warner-Lambert Company, dated May 15, 1998.
10.89**    Collaboration Agreement by and among the Company and its
           subsidiaries, NemaPharm, Inc. and Sequana, and Roche
           Bioscience, dated June 1, 1998.
27         Financial Data Schedule

---------------
 * Compensatory Benefit Plan.

** Confidential treatment has been requested with respect to certain portions of this exhibit.