Form 10-Q
period 1998-09-30
AXYS PHARMECUETICALS INC
filed 1998-11-16
CIK 913056

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 30,147,403 as of October 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AXYS PHARMACEUTICALS, INC.

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)*
         Condensed Consolidated Balance Sheets -- September 30, 1998
         and December 31,1997........................................      3
         Condensed Consolidated Statements of Operations -- Three and
         nine months ended September 30, 1998 and 1997...............      4
         Condensed Consolidated Statements of Cash Flows -- Nine
         months ended September 30, 1998 and 1997....................      5
         Notes to Condensed Consolidated Financial
         Statements -- September 30, 1998............................      6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     10
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...     15

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     15
Item 2.  Changes in Securities.......................................     15
Item 3.  Defaults Upon Senior Securities.............................     15
Item 4.  Submission of Matters to a Vote of Security Holders.........     15
Item 5.  Other Information...........................................     15
Item 6.  Exhibits and Reports on Form 8-K............................     16

         SIGNATURE...................................................     17

---------------
* The financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

                           AXYS PHARMACEUTICALS, INC.

                         PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,
                                                                  1998         DECEMBER 31,
                                                               (UNAUDITED)      1997(1)(2)
                                                              -------------    ------------
                                                                     (IN THOUSANDS)

                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 35,446         $ 22,938
  Short-term marketable investments.........................      40,249           30,470
  Accounts receivable, trade................................       3,206            1,301
  Prepaid expenses and other current assets.................       4,597            2,802
                                                                --------         --------
          Total current assets..............................      83,498           57,511
Property and equipment, net.................................      21,799           14,454
Investment in joint venture.................................       2,591               --
Note receivable from officer................................         956              775
Other assets................................................       4,203              844
                                                                --------         --------
          TOTAL ASSETS......................................    $113,047         $ 73,584
                                                                ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  4,057         $  1,622
  Accrued compensation......................................       2,439            1,793
  Other accrued liabilities.................................       2,551            2,148
  Current portion of deferred revenue.......................       7,468            5,410
  Current portion of capital lease and debt obligations.....       8,760            3,390
                                                                --------         --------
          Total current liabilities.........................      25,275           14,363
Deferred revenue, noncurrent................................          --              726
Capital lease and debt obligations, net of current
  portion...................................................      20,910           14,605
Minority interest in Xyris Corporation......................         500               --
Stockholders' equity:
  Preferred stock...........................................          --               --
  Common stock..............................................     289,866          117,786
  Note receivable from officer..............................          --             (125)
  Net unrealized gain on available-for-sale securities......         145               --
  Accumulated deficit.......................................    (223,649)         (73,771)
                                                                --------         --------
          Total stockholders' equity........................      66,362           43,890
                                                                --------         --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $113,047         $ 73,584
                                                                ========         ========

     See accompanying notes to condensed consolidated financial statements.

---------------
(1) The balance sheet at December 31, 1997 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

(2) Represents the balances of Arris Pharmaceutical Corporation only.

                           AXYS PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     1998       1997*       1998        1997*
                                                    -------    -------    ---------    -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..........................................  $14,274    $ 5,548    $  31,805    $18,413
Operating expenses:
  Research and development........................   16,101      7,527       45,475     22,841
  General and administrative......................    4,480      1,930       11,602      5,132
  Acquired in-process research and development....       --         --      124,888         --
                                                    -------    -------    ---------    -------
          Total operating expenses................   20,581      9,457      181,965     27,973
                                                    -------    -------    ---------    -------
Operating loss....................................   (6,307)    (3,909)    (150,160)    (9,560)
Interest income...................................      990        745        3,659      2,513
Interest expense..................................     (580)      (325)      (1,687)      (707)
Equity interest in loss of joint venture..........     (788)                 (1,690)
                                                    -------    -------    ---------    -------
Net loss..........................................  $(6,685)   $(3,489)   $(149,878)   $(7,754)
                                                    =======    =======    =========    =======
Basic and diluted net loss per share..............  $ (0.22)   $ (0.23)   $   (5.06)   $ (0.52)
                                                    =======    =======    =========    =======
Shares used in computing basic and diluted net
  loss per share..................................   30,095     15,070       29,625     14,978
                                                    =======    =======    =========    =======

     See accompanying notes to condensed consolidated financial statements.

---------------
* Reflects the results of Arris Pharmaceutical Corporation only.

                           AXYS PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998        1997*
                                                              ---------    --------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(149,878)   $ (7,754)
Adjustments to reconcile net loss to net cash and cash
  equivalents used in operating activities:
  Depreciation and amortization.............................      7,210       3,212
  Loss on disposal of property and equipment................         44          --
  Equity interest in loss of joint venture..................      1,690          --
  Forgiveness of note receivable from officer...............        125          --
  Acquired in-process research and development..............    124,888          --
  Changes in assets and liabilities:
     Prepaid expenses, accounts receivable, trade and other
      current assets........................................     (1,711)        602
     Other assets...........................................     (3,138)       (398)
     Accounts payable, accrued liabilities and deferred
      revenue...............................................     (9,091)     (6,269)
                                                              ---------    --------
Net cash and cash equivalents used in operating
  activities................................................    (29,861)    (10,607)
                                                              ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
  Purchases.................................................    (33,969)     (4,999)
  Maturities................................................     66,247         749
Held-to-maturity securities:
  Purchases.................................................         --      (9,683)
  Maturities................................................         --      37,906
Purchase of restricted cash.................................         --      (4,000)
Release on restrictions on cash.............................                 11,250
Sequana acquisition, net of cash............................     13,270          --
Investment in joint venture.................................     (2,000)         --
Proceeds from sale of property and equipment................        119          --
Purchase of property and equipment..........................     (5,925)     (5,394)
                                                              ---------    --------
Net cash and cash equivalents provided by investing
  activities................................................     37,742      25,829
                                                              ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................      2,350       1,506
Proceeds from note receivable...............................        252          --
Proceeds from notes payable and lease financing.............      6,174      16,150
Proceeds from minority interest.............................        500          --
Principal payments on notes payable and capital leases......     (4,649)    (12,062)
                                                              ---------    --------
Net cash and cash equivalents provided by financing
  activities................................................      4,627       5,594
                                                              ---------    --------
Net increase in cash and cash equivalents...................     12,508      20,816
Cash and cash equivalents, beginning of period..............     22,938      10,822
                                                              ---------    --------
Cash and cash equivalents, end of period....................  $  35,446    $ 31,638
                                                              =========    ========

     See accompanying notes to condensed consolidated financial statements.
---------------
* Reflects the results of Arris Pharmaceutical Corporation only.

                           AXYS PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Axys Pharmaceuticals, Inc., a Delaware corporation ("Axys" or the "Company"), formerly known as Arris Pharmaceutical Corporation ("Arris"), is a leader in the integration of life science technologies with a focus on transforming gene discoveries into drugs. Axys has research collaborations with world-class pharmaceutical companies, covering a broad range of therapeutic areas, including respiratory, cardiovascular and infectious diseases, as well as oncology and central nervous system disorders.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arris Protease, Inc., Arris Pharmaceuticals Canada, Inc., Sequana Therapeutics, Inc. ("Sequana") (See "Acquisition of Sequana", Note 2) and its wholly owned subsidiary NemaPharm, Inc. and includes the accounts of Xyris Corporation, the Company's majority owned joint venture (See "Formation of Xyris Corporation", Note 4). All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

     Certain 1997 amounts have been reclassified to conform to the September 30, 1998 presentations.

BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 2. ACQUISITION OF SEQUANA

     On January 8, 1998, the Company acquired all of the outstanding capital stock of Sequana, a genomics company that uses industrial-scale gene discovery technology and functional genomics to discover and characterize genes that cause certain common diseases. The Company issued 14,618,013 shares of Axys Common Stock in exchange for all the outstanding common stock of Sequana, on the basis of 1.35 shares of Arris' common stock for one share of Sequana common stock. The purchase price of $174.1 million consisted of (i) the issuance of 14,618,013 shares of Company common stock valued at $168.1 million, in exchange for all outstanding Sequana capital stock, (ii) the issuance of Company warrants valued at $1.6 million in exchange for all of the outstanding Sequana warrants, (iii) severance costs totaling $1.2 million, and (iv) transaction costs totaling $3.2 million.

                           AXYS PHARMACEUTICALS, INC.

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

     The allocation of the purchase price was determined as follows:

Net tangible assets acquired...........................  $ 45,882,000
Intangible assets acquired:
  Workforce in place...................................     3,300,000
In-process technology..................................   124,888,000
                                                         ------------
          Total........................................  $174,070,000
                                                         ============

     The acquisition has been accounted for as a purchase and accordingly, the original purchase price was allocated to acquired assets and assumed liabilities based upon their fair value at the date of acquisition and to in-process research and development which has been charged as an expense in the Axys consolidated financial statements for the nine months ended September 30, 1998. Intangibles arising from the acquisition are being amortized on a straight line basis over 36 months. The operating results of Sequana from January 1, 1998 to September 30, 1998 have been included in the Company's consolidated results of operations. The operating results of Sequana from January 1, 1998 to January 8, 1998 (the date of acquisition) are considered immaterial.

     As part of the Company's acquisition of Sequana, the Company also obtained 50% ownership of Genos Biosciences, Inc. ("Genos") (see "Investment in Joint Venture", Note 3).

     The following unaudited pro forma financial summary is presented as if the operations of the Company and Sequana were combined as of December 31, 1996 (i.e. for all of the year ended December 31, 1997). The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities. Nonrecurring charges, such as the acquired in-process research and development charge of $124.9 million are not reflected in the following pro forma financial summary.

  PRO FORMA FINANCIAL SUMMARY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED):

                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30, 1997    SEPTEMBER 30, 1997
                                            ------------------    ------------------
Contract Revenues.........................       $ 9,948               $ 31,379
Loss from operations......................        (7,974)               (22,755)
Basic and diluted net loss per share......       $ (0.26)              $  (0.75)

 3. INVESTMENT IN JOINT VENTURE

     In January 1997, Sequana and Memorial Sloan-Kettering Cancer Center ("MSKCC") formed Genos, a joint venture focused on the research and identification of genes and related genetic information of value in the prognosis, diagnosis and positive treatment of certain common cancers. Sequana owns 50% of Genos and was committed to make a capital contributions of approximately $5 million to fund their portion of the initial operations. As of September 30, 1998, the Company had invested $5.2 million in Genos, which investment is accounted for under the equity method.

     Under terms of the agreement, Sequana licensed certain of its technology to Genos and has contracted with Genos to conduct research and provide certain other services to the joint venture. Payments to date for such research and services have not been material.

     In connection with the formation of Genos, Sequana sold a warrant to MSKCC to purchase 350,000 shares of the Sequana's common stock. That warrant was assumed by the Company as part of the

                           AXYS PHARMACEUTICALS, INC.

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

acquisition of Sequana on January 8, 1998, and was converted to a warrant to purchase an aggregate of 472,500 shares of Axys common stock at a price of $12.87 per share.

 4. FORMATION OF XYRIS CORPORATION

     In June 1998, in connection with the formation of Xyris Corporation, a California corporation and majority-owned subsidiary of the Company ("Xyris"), the Company and Bay City Capital LLC, a San Francisco based private merchant bank ("BCC"), each received Series A Preferred Stock of Xyris. Xyris was established in May 1998 to leverage Axys' existing pharmaceutical technology in the agricultural market. In exchange for 2,050,000 shares of Xyris' Series A Preferred Stock, representing 82% of the total outstanding shares of Xyris capital stock, the Company granted to Xyris the right, for a limited period to negotiate an exclusive license in the field of agriculture to all Axys technology, including its genomics, combinatorial chemistry and small molecule drug discovery technology. BCC purchased Xyris Series A Preferred Stock for cash. In connection with BCC's purchase, the Company issued an option (the "Put Option") to BCC, granting BCC the right to require the Company to purchase from BCC all of the 150,000 shares of Series A Preferred Stock of Xyris (the "Xyris Stock") held by BCC. If the Put Option is exercised, the Company would purchase the Xyris Stock with shares of the Company's Common Common Stock, at its then market price, with an aggregate market value on the date the Put Option is exercised equal to $499,500, rounded down to the nearest whole number of shares. The Put Option will terminate upon the earlier of January 5, 1999 or the occurrence of certain other events, including the execution of an exclusive license in the field of agriculture to all Axys technology.

 5. NOTES PAYABLE

     The Company has two lines of credit, one with Sumitomo Bank, Limited ("Sumitomo") and one with Sumitomo and Silicon Valley Bank jointly, to provide an aggregate of up to $27 million in debt financing. The loans are subject to certain financial covenants over the course of the agreements. Interest is computed at various rates based on a Eurodollar rate and range from 7.3% to 7.9% at September 30, 1998. Interest and principal payments are due monthly over a term of up to 48 months. The Company was in compliance with all covenants at September 30, 1998. The balance outstanding on these loans at September 30, 1998 was $25.5 million.

 6. COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; accordingly, the adoption of this statement had no impact on the Company's net income or stockholders' equity. There are no material differences between comprehensive income and net income for the three and nine month periods ended September 30, 1998. Comprehensive income is the same as net income as there are no adjustments reported in stockholders' equity which are to be included in the computation for the year ended December 31, 1997.

 7. RECENT ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 superseded Statement No. 14, Financial Reporting for Segments of an Business Enterprise. Statement 131 established standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected

                           AXYS PHARMACEUTICALS, INC.

                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect the results of operations or financial position of the Company, but may affect the disclosure of the segment information that will be provided in the annual report disclosed on Form 10-K at December 31, 1998.

 8. SUBSEQUENT EVENT

     On October 8, 1998, the Board of Directors adopted a Preferred Share Purchase Rights Plan ("the "Plan") designed to enable all stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event an unsolicited attempt is made to acquire the Company. In connection with the Plan, the Board declared a dividend of one preferred share purchase right (a "Right") for each share of common stock of the Company outstanding on October 28, 1998 and further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after the Record Date. If a person, entity or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the Company's common stock, or announces a tender offer for 15% or more of the Company's common stock, the rights will be distributed. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, at a price of $35.00 per one one-hundredth of a Preferred Share subject to adjustment. The Rights are redeemable prior to any person's acquisition of more than 15% of the Company's common stock and will expire on October 7, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company expressly disclaims any obligation to update this information or publicly release any revisions or reflect events or circumstances after the date of this report. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Certain Business Risks" as well as elsewhere herein, together with those discussed in "Item 1. Business" and "Additional Risk Factors" in the Company's Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

OVERVIEW

     Since its inception in April 1989, the Company has devoted substantially all of its resources to its research and development programs. The Company's revenue has been generated since inception through its corporate collaborations and licensing agreements with Pharmacia & Upjohn, Inc. and its predecessors ("PNU"), Amgen, Inc. ("Amgen"), Bayer AG ("Bayer"), SmithKline Beecham Corporation ("SB"), Merck & Co. ("Merck"), Abbott Laboratories ("Abbott"), Bristol-Myers Squibb ("BMS") and Parke-Davis ("PD"). In addition, through its acquisition of Sequana Therapeutics, Inc. ("Sequana") on January 8, 1998, the Company added the additional corporate collaborations with Boehringer Ingelheim International GmbH ("BI"), Corange International Ltd. ("Corange"), Glaxo-Wellcome ("Glaxo") and PD. These agreements have taken a variety of forms including some of the following elements: payments to the Company of an up-front commitment and license fees, purchase of the Company's common stock, research funding payments, payments for compounds, reimbursement of patient collection costs, milestone payments when milestones are achieved, and royalties upon the sale of any resulting products. Where appropriate, the up-front commitment fees have been recorded as deferred revenue until earned.

     The Company has not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. As of September 30, 1998, the Company's accumulated deficit was approximately $224 million. Included in the Company's accumulated deficit at September 30, 1998 was approximately $147 million of acquired in-process research and development from the acquisition of Khepri Pharmaceuticals, Inc. in 1995 and the acquisition of Sequana in January 1998.

RESULTS OF OPERATIONS

     The following discussion on results of operations is based on the combined pro forma operating results for the three- and nine-months ended September 30, 1997 (see table below) of the Company and Sequana as if the acquisition had been effective as of December 31, 1996 and the Company's consolidated operating results for the three- and nine-month periods ended September 30, 1998.

  PRO FORMA OPERATING RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED):

                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30, 1997    SEPTEMBER 30, 1997
                                            ------------------    ------------------
                                                     (AMOUNTS IN THOUSANDS)
Revenues..................................       $ 9,948               $ 31,379
Operating expenses:
  Research and development................        14,647                 45,133
  General and administrative..............         3,275                  9,001
                                                 -------               --------
          Total operating expenses........        17,922                 54,134
                                                 -------               --------
Operating Loss............................       $(7,974)              $(22,755)
                                                 =======               ========

REVENUES

     The Company's revenues on a pro forma basis increased to $14.3 million and $31.8 million for the three and nine-month periods ended September 30, 1998, respectively, compared to $9.9 million and $31.4 million, respectively, for the comparable periods in 1997. All of the Company's 1998 revenues (through September 30) are attributable to existing or concluded collaborations or licensing agreements with PNU, Merck, BMS, BI, Corange, PD, Glaxo and RBS. The net change in 1998 was primarily due to: (i) the inclusion of the full effects of the research funding for the collaboration with PD to develop novel therapeutic products for the treatment of schizophrenia and bipolar disorder;
(ii) the inclusion of the full effects of the research funding for the collaboration with BMS to develop small molecule inhibitors of proteases involved in hepatitis C virus infection; (iii) the recognition during the three month period ended September 30, 1998, of two separate research milestones in its genomics collaboration from PD, as well as a separate research milestone in its development of antivirals against hepatitis C virus in the collaboration with BMS and (iv) the shipment of small molecule synthetic organic compounds under two of the Company's combinatorial chemistry licensing agreements with PNU and PD. Under the existing licensing agreement with PNU, the Company has shipped approximately one-half of the compounds called for in the agreement. The Company started shipping to PD under its licensing agreement in June 1998. These revenue increases were offset by (i) the ending of the research funded portion of a tryptase inhibitor collaboration with Bayer during the fourth quarter of 1997 and (ii) a planned reduction in support with Merck to develop small molecular inhibitors of proteases involved in osteoporsis.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased to $16.1 million and $45.5 million for the three and nine-month periods ended September 30, 1998, respectively, from $14.6 and $45.1 million in the comparable periods in 1997. The expense increase for the three months ended September 30, 1998 was primarily due to increased chemical consumption used in the production of small molecule synthetic organic compounds, increased costs to support the research efforts in new and existing programs and higher expenditures associated with clinical trials of APC-366 which were ended by the Company in September 1998. The slight increase for the nine months ended September 30, 1998 reflects lower than comparable period costs in these same areas.

     Research and development expenses as a percentage of total expenses, without the consideration of acquired in-process research and development expenses of $124.9 million, has decreased to approximately 78% and 80% of total expenses for the three- and nine-months ended September 30, 1998, respectively compared to 82% and 83% for the comparable periods in 1997. The percentage decrease is due to an increase in general and administrative expenses as discussed below. The Company expects that its research and development costs will increase for the remainder of 1998 in absolute dollars when compared to pro forma amounts in 1997, as a result of further expansion of its proprietary research programs and the conduct of preclinical studies and clinical trials.

GENERAL AND ADMINISTRATIVE

     The Company's general and administrative expenses increased to $4.5 million and $11.6 million, respectively, for the three- and nine-month periods ended September 30, 1998, from $3.3 and $9.0 million in the comparable periods in 1997. The increase in expenses was primarily due to transition costs resulting from the acquisition of Sequana (see "Acquired in-process research and development" below), and administrative costs of closing down the Cambridge, Massachusetts operation of Sequana's NemaPharm, Inc. subsidiary and relocating the NemaPharm personnel and activities to South San Francisco, California, as well as an increase in headcount and facilities required to support additional research programs. However, some of the recurring administrative costs common to both companies were eliminated by combining the two companies. General and administrative expenses as a percentage of total expenses, without the consideration of acquired in-process research and development expenses of $124.9 million, represent approximately 22% and 20% for the three-and nine-month period ended September 30, 1998, compared to 18% and 17% for the comparable periods in 1997. The Company expects its general and administrative costs for the remainder of 1998 will reflect an increase in absolute dollars when compared to pro forma amounts in 1997, reflecting additional corporate support resulting from the expansion of the Company's programs.

EQUITY INTEREST IN LOSS OF JOINT VENTURE

     The equity interest in loss of joint venture at September 30, 1998 represents the Company's portion of the losses for the three- and nine-months ended September 30, 1998 of Genos Biosciences, Inc. ("Genos"). The Company holds a 50% interest in Genos. Genos expects to incur increased operating losses in future periods in connection with its research and development activities. Such losses will result in corresponding increases in the Company's equity in loss of joint venture.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     On January 8, 1998 the Company acquired Sequana, a genomics company based in La Jolla, California. The acquisition was a tax-free reorganization accounted for as a purchase. The Company issued approximately 14,620,000 shares of Common Stock in exchange for all the outstanding common stock of Sequana, on the basis of 1.35 shares of Common Stock for one share of Sequana common stock. The costs associated with the acquisition were approximately $5 million. The total purchase price of approximately $174 million was allocated to the assets acquired and liabilities assumed based upon the fair value on the date of the acquisition. Approximately $125 million of the purchase price was allocated to in-process research and development and charged to expense at March 31, 1998.

INTEREST INCOME AND EXPENSE

     Interest income increased to $990,000 and $3.7 million, respectively, for the three- and nine-months ended September 30, 1998, compared to $745,000 and $2.5 million, respectively, for the comparable periods in 1997. The increases were primarily due to the increased average cash balances, resulting from the combination of the Company's cash and Sequana's cash. In addition, the receipt of proceeds from research funding, collection of revenues from the shipment of compounds under the collaborations with PNU and PD, and reimbursement of patient collection fees by the Company's collaborators have contributed to the Company's cash levels. Interest expense increased to $580,000 and $1.7 million, respectively for the three- and nine-month periods ended September 30, 1998, from $325,000 and $707,000, respectively, for the comparable periods in 1997. The increases are primarily due to the result of higher debt balances, primarily from the combination of the Company's and Sequana's debt financing and an additional draw down of $4.2 and $6.2 million on the line of credit with Sumitomo Bank during the three- and nine-months ended September 30, 1998, respectively. The Company has primarily used draw downs from its lines of credit to purchase equipment and make leasehold improvements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private and public offerings of its capital stock and through corporate collaborations. As of September 30, 1998, the Company had realized approximately $96 million in net proceeds from offerings of its capital stock. In addition, the Company had realized $102.6 million since inception from its corporate collaborations.

     The Company's principal sources of liquidity are its cash and investments, which totaled $75.7 million as of September 30, 1998. The Company has two lines of credit totaling up to $27 million in debt financing. As of September 30, 1998 the Company had borrowed a total of $25.9 million under the agreements. The Company has no additional borrowing capacity under these agreements. The Company is presently engaged in certain discussions to refinance these borrowings.

     Net cash used in operating activities during the nine-month period ended September 30, 1998 was $29.9 million compared to $10.6 million in the same period in 1997. The increase was primarily due to the increase in net loss for the nine months ended September 30, 1998 and the timing of cash received under the Company's collaboration agreements. Cash used in operating activities is expected to fluctuate from quarter to quarter depending, in part, upon the timing and amounts, if any, of cash received from existing and any new collaboration agreements.

     The Company also spent approximately $5.9 million for the purchase of property, plant and equipment during the nine months ended September 30, 1998. Additional equipment is expected to be acquired or leased in connection with the Company's continuing research and development activities.

     The Company's revenues presently are attributable to collaborations with PNU, Merck, BMS, BI, Corange, PD, Glaxo, and RBS. The research support for the Factor Xa program with PNU ended in July 1998 as the Company has been negotiating the early termination of this collaboration and an effort is being made to repartner this program. The osteoporosis program with Merck extends through the fourth quarter of 1998. The research support from Corange for the osteoporosis collaboration will continue through mid-February 1999, at which time it will end. The Combinatorial Chemistry collaborations and licensing agreements with PNU and PD, and all other collaborations extend beyond the next 12 months. If the Company is unable to renew or replace any of these collaborations, such events may have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company expects that its existing capital resources, including research and development revenues from existing collaborations, will enable the Company to maintain current and planned operations for approximately three years. The Company will need to raise substantial additional capital to fund its operations beyond the end of such period. The Company plans to seek such additional funding through use of various financing mechanisms that may then be available to the Company.

     There can be no assurance that the Company will be able to enter into new collaborations on acceptable terms or that additional financing will be available to the Company on acceptable terms, or at all. Any additional funds raised by issuing equity securities may result in further dilution to stockholders. If adequate funds are not available, the Company may be required to delay, to reduce the scope of or to eliminate one or more of its research or development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products that the Company would otherwise seek to develop or commercialize itself.

CERTAIN BUSINESS RISKS

     The Company is at an early stage of development. The Company's technologies are, in many cases, new and all are still under development. All of the Company's proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing, as well as lengthy regulatory approval. There can be no assurance that the Company's research and development efforts will be successful, that any of its proposed products will prove to be safe and efficacious in clinical trials or that any commercially successful products will ultimately be developed by the Company. In addition, many of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators. Moreover, the Company is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the proposed products covered by the collaborations. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses over at least the next several years. The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct these costly and time consuming activities. All of the Company's revenues to date have been received pursuant to the Company's collaborations and licensing agreements.

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

     The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and products. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties related to clinical trials and regarding health care reform. These risks and uncertainties are discussed further in "Item 1. -- Business -- Additional Risk Factors" on the Company's Report on Form 10-K for the year ended December 31, 1997, filed by the Company with the Securities and Exchange Commission on March 31, 1998.

IMPACT OF THE YEAR 2000

     The Year 2000 problem or the "Y2K problem" is a problem that may arise at the turn of the century in computers or other equipment that utilize microprocessor technology. Some computer software programs and computer equipment, as well as other equipment using embedded microprocessors, use two digit date fields rather than four date digit fields (that is, "98" in the computer code refers to the year "1998"). As a result, time-related functions in such software and equipment may misinterpret dates after January 1, 2000 to refer to the twentieth century rather than the twenty-first century (that is, "02" could be interpreted as "1902" rather than "2002"). This could potentially cause system or equipment shutdowns, failures or miscalculations resulting in inaccuracies in computer output. The Y2K problem is a global problem and has the potential to impact virtually every company, including the Company, to one degree or another.

     The Company is addressing the Y2K problem by reviewing its core information technology systems, including its servers, databases, desktop computers, significant applications (whether licensed from third parties or developed internally) and significant microprocessor-controlled equipment for Y2K readiness. Because the Y2K problem potentially affects many other companies, the Company has also initiated a review of the Y2K readiness of its vendors, service providers and other companies (including its collaboration partners and customers) with whom the Company has significant business relationships ("Important Third Parties").

     As the Company completes these internal and external reviews, the Company intends to prioritize the responses it needs to take to address the Y2K problem, to address the highest priorities first and to develop by the end of the third quarter of 1999 such contingency plans as management believes to be prudent. With respect to the Company's core information technology systems and desktop computers, the Company expects to have completed its review and to have made any necessary modifications or replacements by the end of the second quarter of 1999. With respect to third party software applications, the Company expects to complete its review and to replace or upgrade such applications by the end of the third quarter of 1999. In this regard, the Company is currently in the final stages of replacing its enterprise management information system with a new system that will be Y2K ready. With respect to the few software applications the Company has developed and licensed to third parties, the Company has completed its review of certain of these applications and believes them to be Y2K ready. The remaining applications are being tested and if determined not to be Y2K ready, the Company expects to provide upgrades to such applications to make them Y2K ready by the third quarter of 1999. With respect to other internally-developed software applications, the Company has compiled a list of such applications and has initiated the design of appropriate tests. The Company expects to complete its review and replacement or upgrade of these applications by the end of the third quarter of 1999. Finally, with respect to other significant microprocessor-controlled equipment, the Company has identified such equipment and is in the process of testing it. The Company expects to complete its test of such equipment and to have made any necessary upgrades or replacements by the end of the third quarter of 1999. The review of the Y2K readiness of Important Third Parties has just begun and is expected to be substantially completed by the end of the second quarter of 1999. Following completion, the Company expects to assess the nature and extent of the risk from non-readiness by such third parties and to either cease doing business with such third parties, locate back-up businesses who are Y2K ready, obtain reasonable assurances of Y2K readiness, or implement other appropriate contingency plans, by the end of 1999.

     The total costs associated with the Company's Y2K readiness efforts is not known. Expenditures to date with respect to the Y2K problem have not been material and have largely consisted of the time of certain Company personnel. Until the reviews described above are completed, the Company is unable to estimate the extent of the expenditures that will be necessary to address the Y2K problem. However, based on the partial reviews completed by the Company as of September 30, 1998 , the Company does not expect to incur material expenditures in 1998 or 1999 with respect to the Y2K problem.

     The Company believes that its Y2K readiness review and the actions it intends to take prior to the end of 1999 should result in the absence of significant Y2K-related problems for the Company's computer systems, applications and microprocessor-controlled equipment. However, there can be no assurances that the Company will be able to complete its review of various systems within the time frames indicated, that the Company, will be completely Y2K ready by the end of 1999 or that the Company will not encounter Y2K-related problems that could have a material adverse affect on the Company's results of operations and financial condition. In addition, the Company cannot guarantee the Y2K readiness of Important Third Parties and certain business disruptions could occur, such as a financial institution's inability to process checks drawn on bank accounts, to accept deposits or process wire transfers, an Important Third Party's business failure, interruption in deliveries of equipment, supplies and services from Important Third Parties, loss of voice and/or data connections, loss of power to electrical facilities and other business interruptions which cannot be predicted. Accordingly, there can be no assurance that Y2K-related problems of Important Third Parties will not have a material adverse affect on the Company's results of operations and financial condition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.3      Registrant's Certificate of Designation of Series A Junior
              Participating Preferred Stock, incorporated by reference to
              Exhibit 99.3 filed on Form 8-K dated October 8, 1998.
     4.1      Rights Agreement dated as of October 8, 1998, among Axys
              Pharmaceuticals, Inc. and ChaseMellon Shareholders Services,
              LLC, incorporated by reference to Exhibit 99.2 filed on Form
              8-K dated October 8, 1998.
     4.2      Form of Rights Certificate, incorporated by reference to
              Exhibit 99.4 filed on Form 8-K dated October 8, 1998.
    10.90*    Amendment dated September 21, 1998 to the Collaboration
              Agreement between Warner-Lambert Company and Sequana
              Therapeutics, Inc. dated October 31, 1997.
    10.91     Amendment to the 1997 Non-Officer Equity Incentive Plan.
    27        Financial Data Schedule

     (b)REPORTS ON FORM 8-K

        On October 8, 1998, the Company filed with the Commission a Current Report on Form 8-K relating the adoption of a Rights Plan.
---------------
* Confidential treatment has been requested with respect to certain portions of this exhibit.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AXYS PHARMACEUTICALS, INC.

Date: November 16, 1998                   By:  /s/ FREDERICK J. RUEGSEGGER
                                            ------------------------------------
                                                  Frederick J. Ruegsegger
                                             Senior Vice President Finance and
                                                          Corporate
                                              Development and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                           Officer)