Form 10-K
period 1998-12-31
AXYS PHARMECUETICALS INC
filed 1999-03-31
CIK 913056

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          COMMISSION FILE NO. 0-22788

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK $.001 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 26, 1999, based upon the last trade price of the Common Stock reported on the Nasdaq National Market on February 26, 1999, was $138,399,938.*

     The number of shares of Common Stock outstanding as of February 26, 1999 was 30,362,601.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement which will be filed with the Commission pursuant to Section 14a in connection with the 1999 annual meeting of stockholders are incorporated herein by reference in Part III of this report.

     *Excludes approximately 438,290 of the Registrant's outstanding Common Stock held by directors and officers of the Registrant at February 26, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. BUSINESS

  Introduction

     This section discusses the business of Axys Pharmaceuticals, Inc. Our objective has been to describe our business in plain English. In this section we sometimes refer to Axys Pharmaceuticals, Inc. as Axys or the company.

     You should be aware that the following discussion of the company contains both historical information and forward-looking statements. Forward-looking statements are statements made about future events and include projections and other statements about what may or could happen in the future. You should be aware that forward-looking statements involve risks and uncertainties. Our actual results could differ significantly from those you might expect based on our forward-looking statements. There are a number of reasons that this might occur. To understand what those reasons are, you should review the section below entitled "What Factors Could Cause Our Results To Differ Materially From Those You Might Expect?" and you should also consider the additional risk factors described in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     On January 8, 1998, the company acquired Sequana Therapeutics Inc., a genomics company based in La Jolla, California. At the conclusion of the acquisition, we changed our name from Arris Pharmaceutical Corporation to Axys Pharmaceuticals, Inc. You will find elsewhere in this Form 10-K our financial statements and a discussion of our financial results for the twelve-month period ended December 31, 1998. For the periods prior to 1998, our financial statements reflect Arris Pharmaceutical Corporation only and do not include any information for Sequana Therapeutics, Inc. However, the discussion contained in this section reflects the combined company, Axys, and does not distinguish between what was formerly Arris' business and what was formerly Sequana's business.

  Business Overview

     Axys is a leader in the integration of life science technologies with a focus on transforming gene discoveries into drugs. We seek to build shareholder value through

     - a broad and diversified pipeline of drug discovery and development programs partnered with world-class pharmaceutical companies,

     - expansion of a non-partnered research and development franchise in oncology, and

     - the spin out of affiliated businesses in combinatorial chemistry, pharmacogenomics and agricultural biotechnology that leverage the company's technologies and are intended to provide capital for Axys' drug discovery and development programs. Our ADVANCED TECHNOLOGIES DIVISION runs the combinatorial chemistry business. Our subsidiary PPGX, INC. runs the pharmacogenomics business. And our other subsidiary XYRIS CORPORATION runs the agricultural biotechnology business.

     See Note 12 of "Notes to Consolidated Financial Statements" for Segment Information.

WHAT ARE THE LIFE SCIENCE TECHNOLOGIES THAT WE HAVE INTEGRATED TO ALLOW US TO TRANSFORM GENE DISCOVERIES INTO DRUGS?

     In recent years, the advent of new drug discovery technologies, including genomics, bioinformatics, computational sciences, structure-based drug design, combinatorial chemistry, high throughput screening and pharmacogenomics, has offered great potential for streamlining the lengthy and expensive process of drug discovery. Axys has assembled a premier platform for drug discovery by combining and integrating these new technologies with the traditional pharmaceutical sciences, including medicinal chemistry and pharmacology. We are using these integrated technologies to identify more quickly and efficiently both novel molecular targets associated with disease and small molecule compounds (important for oral delivery) that can be used as drugs against these targets.

     Drug discovery can be viewed as a step-wise process from the identification of a gene linked to a particular disease to finding a treatment for that disease, although drugs are not necessarily discovered by moving from the first step to the final step of the process. While it may in some cases be preferable to understand the entire disease progression process from gene to disease, it is not necessary to understand each step in this process in order to develop new and better drugs. Since we are focused on developing small molecule compounds, we can take advantage of discoveries we make at any of the various points along the drug discovery process to advance our development of new drugs.

     The entire drug discovery process runs from gene identification to the determination of gene function to lead identification to preclinical development to clinical development. The following sections describe each part of this process and the technologies that Axys employs in drug discovery.

GENE IDENTIFICATION

     The human genome is the collection of all the genetic information needed to define a human being. This information is subsequently passed along to a person's children. Scientifically defined, the human genome consists of 23 pairs of chromosomes that contain the 100,000 or so genes that define every human's make-up. A gene is the smallest unit of an organism that is capable of passing along genetic information. These genes are made up of DNA (deoxyribonucleic acid). In humans, a DNA molecule resembles a twisted ladder and consists of two strands -- a double helix -- whose carbohydrate-like sides are connected by pairs of nitrogen-containing chemicals called bases which form the rungs of the ladder. There are four different bases which appear at each end of a rung, known by the initials A, T, C and G. The particular order of the bases is called the DNA sequence. In total, there are approximately 3 billion base pairs of DNA comprising all of the chromosomes in the human genome. However, scientists estimate that individuals differ in only about 0.1% of the 3 billion base pairs.

     Much effort has been devoted by various governments, research institutions and companies to mapping out the exact location of each gene on each chromosome and to determine the complete DNA sequence of the 3 billion DNA bases. To date, much of the mapping of the genes on the chromosomes has been completed. Sequencing the 3 billion DNA base pairs of the chromosomes is a much bigger task. There are two basic approaches to this task: random sequencing and positional cloning.

     Generally, random sequencing uses rapid gene sequencing techniques (including the use of silicon DNA chips and massive parallel processing with computers) with various samples, regardless of what role the gene plays or its medical importance. Rather than randomly sequencing large numbers of genes with unknown and perhaps irrelevant functions, the focus of our gene identification process is on the identification and characterization of specific genes associated with common diseases. This is known as positional cloning and it is a technique in which Axys was a pioneer. Positional cloning begins with the collection of DNA (usually blood samples) from families or groups that have a high incidence of a particular disease. By comparing the DNA samples from healthy people and people who have a particular disease, we can pinpoint the region on a particular chromosome or chromosomes that may contain the gene or genes involved in a particular disease.

     As a pioneer in positional cloning, Axys developed a network of academic researchers, clinicians and health care providers all over the world. Axys has obtained exclusive access to certain DNA samples from population groups in isolated geographic regions who have higher incidence rates of diseases, such as asthma and cancer. To support our gene discovery programs, the company currently has access to approximately 45,000 DNA samples.

     We believe that we employ some of the best gene identification technologies available. However, we continue to evaluate whether it makes sense from a cost and efficiency standpoint to redesign and improve our systems, analytical techniques and tools.

GENE FUNCTION

     Finding and sequencing a gene is not enough. We also need to know what biological processes that gene plays a role in. The term "functional genomics" refers to a variety of scientific disciplines that examine gene function and identify disease pathways resulting from a gene or genes that are not functioning properly. A great deal of work may have to be done to arrive at a final conclusion about the role of a particular gene in protein production and any associated disease process. The job of determining the functions of a gene -- and its protein products -- requires testing in systems that approximate human systems. We use many such systems at Axys, including the C. elegans (nematode worm) system, the Drosophila (fruit fly) system and a DNA gene array system.

     Axys is a leader in the use of C. elegans, a microscopic multicellular round worm, as a tool to determine gene function. This nematode is the most thoroughly understood multicellular animal in terms of cellular development, anatomy and genetic content. In fact, its DNA has been completely sequenced. C. elegans is quite useful as a research tool because as many as 70% of the currently known human disease genes possess a highly significant homolog (sister gene) in the nematode. Nematode genetic studies have led to major advances in the understanding of several disease pathways. By using our nematode technology, we are able to study the function of nematode genes as a model system for a number of important human diseases. In addition to nematodes, we also use other model systems such as fruit flies, yeast and mice to test the function of genes.

     Rounding out our functional genomics technologies is the use of gene "microarray" technology. Using technology licensed from Molecular Dynamics-Amersham, very small arrays are built on glass slides to study the expression levels of thousands of genes at the same time. Gene expression is the extent to which a gene causes a protein to be emitted from a cell. With the information generated from these arrays, we can compare differences in gene expression between normal and diseased or genetically manipulated cells. This is known as gene expression profiling and is a valuable tool for identifying the levels of genetic messages that change in a disease state. By combining gene expression data with information about genetic relationships gained from model systems and studying human populations, we are better able to identify points in biological pathways that may be the best route for therapeutic intervention.

     In the course of our gene function research, we have identified several target disease genes and are currently attempting to identify the corresponding mutations responsible for the applicable diseases. Among other gene discoveries, Axys, together with the National Cancer Institute, identified a gene and a corresponding mutation associated with hereditary melanoma in January 1996. In addition, the company, in collaboration with The Jackson Laboratory, discovered TULP 1, a gene associated with obesity in mice, in early 1996. Subsequently, the company was issued a patent covering the full length sequence of the TULP1 gene (tubby) and its protein product.

LEAD IDENTIFICATION

     Once we have identified the gene and its function in a disease, we need to find a way to chemically regulate the protein product of that gene. The first step in that process is to find lead chemical compounds which may be further developed later if they pass certain tests. Lead candidates in our drug discovery programs are identified using a broad range of technologies, including crystallography, structural biology, medicinal chemistry, combinatorial chemistry and high-throughput screening. Where molecular structures of protein targets can be determined, we can utilize our computational science capabilities; where structural information is limited, we can utilize our combinatorial chemistry and high-throughput screening to identify lead candidates.

     Axys uses a broad range of scientific capabilities to study the basic structure of molecules (X-ray crystallography) and advanced chemistry that uses the knowledge gained from crystallography and structural biology. These technologies can speed research by enabling an understanding of the precise structure of a target molecule associated with a disease. Using these technologies, we have the ability to determine the exact three-dimensional structure of a protein molecule. Then, we bring additional computational science capabilities into play. Axys has its own software program that is a rapid, flexible molecular docking model that can be used to test compounds for binding without actually doing the work in the chemistry lab. This software allows us to look for a natural or synthetic "inhibitor" that can bind to the molecule and change the way it will perform in the body. By using structure-based design, we have the ability to rapidly create lead compounds that are less likely to cause side effects, be toxic or result in lengthy delays in drug development due to failed safety studies. The X-ray crystallography and structural biology efforts at Axys have produced significant results by identifying many important structures.

     Medicinal chemistry is an important part of our lead identification efforts. We have approximately 50 medicinal chemists at Axys, many of whom are involved in lead identification. Using the information gathered from X-ray crystallography and structural biology, medicinal chemists make custom drug-like compounds and then are able to fine tune them using data from various tests.

     Traditional medicinal development has been described as carefully selecting one bullet at a time and carrying out extensive laboratory experiments to fine-tune the capability of the bullet to hit the target. In contrast, combinatorial chemistry is more like shooting thousands of bullets at a target all at once and then finding the bullets that hit the target. The combinatorial chemists in our Advanced Technologies Division are able to rapidly create libraries of drug-like compounds, consisting of large collections of different compounds.

     To screen these libraries, Axys uses automated robotics systems. These robots test the binding activity of thousands of compounds against a disease target, usually a protein. This binding activity is a measure of the compound's ability to inhibit or potentiate the activity of the protein. The primary role of the technology is to detect active compounds and supply directions for their optimization using other techniques. Given the variety and size of chemical libraries available today, and the need to compare the results from multiple screenings, data collection and management of information are critical elements of high throughput screening. Axys maintains data bases of structures, assays performed, screening results and other similar information in relational data bases, which can be queried from any number of research parameters.

     Many of the leads being pursued by the company are protease inhibitors. Proteases are enzymes which play a critical role in virtually every biological process, and their over or under regulation is often associated with a disease. The company believes the ability to develop inhibitors of proteases is therefore important. Axys also has a number of other early research programs aimed at identifying potential biological targets among serine and cysteine proteases, two classes of proteases. Using sophisticated genetic mapping techniques, the company believes it is able to gain proprietary knowledge about how proteases contribute to key biological events, in particular, those that play a role in physiological disorders, such as cancer and inflammatory diseases.

PRECLINICAL AND CLINICAL DEVELOPMENT

     Once a drug compound succeeds in winning out against tens of thousands of competing compounds in a series of critical tests, whether it was developed through structure-based drug design or was the product of our combinatorial or medicinal chemistry efforts, we must still refine it to meet rigorous safety and clinical criteria before it can be tested in humans. This is also where traditional medicinal chemistry comes into play.

     We believe we are unique in having an in-house medicinal chemistry group of the size and scope usually found in large pharmaceutical companies. We use our medicinal chemistry capabilities to fine-tune, or optimize, the drug-like compounds to become lead candidates and potential new drugs. Medicinal chemistry is a process used to improve the potency, selectivity (won't bind to wrong target), oral bioavailability (compound can be absorbed by the body when taken orally as a pill), metabolic stability (how rapidly the body breaks down the compound), and biological half-life (how long the effects of the drug will last) of a drug candidate. Among our own medicinal chemistry tools is our patented Delta Technology, which enhances the ability of lead compounds to act against some proteases implicated in a broad range of diseases. In December 1997, the United States Patent and Trademark Office issued a patent providing broad protection of the company's Delta Technology. The patent pertains to technology useful in research for the discovery of unique protease inhibitors. Delta Technology enables researchers to take a common element that is always in the blood -- zinc -- and use it to increase the binding potency of a drug candidate. Many of the company's collaborations use the Delta Technology.

     Before qualifying for evaluation in human trials, compounds must pass extensive safety and effectiveness tests. In further tests, Axys uses models of human disease to provide important information on how long the drug effects last or the duration of action of a potential drug, as well as how it is absorbed by the body or metabolized. On-site studies take advantage of advanced technologies, such as mass spectrometry (a sensitive analytical method to identify a compound and the products into which it is broken down), to evaluate hundreds of samples, indicating not only drug concentrations but also the pharmacodynamic (what the drug does to the body) and the pharmacokinetic (what the body does to the drug) characteristics of compounds nearing human clinical trials.

     In addition, we are using our genomics-derived assets and capabilities in the field of pharmacogenomics in our preclinical and clinical development efforts. Pharmacogenomics is the use of genetic and genomic information to predict the response of individual patients and patient populations to drugs. Through our PPGx subsidiary we have developed and are continuing to develop our bioinformatics platform and computer-based tools to link genetic data from drug development and medical practice with worldwide genomic databases. These tools allow us to better determine which patients will respond to the compounds being tested, as well as eliminate those who may be at risk of adverse reactions. We believe that pharmacogenomics will revolutionize clinical trials, improve the success rate of clinical development and reduce development time and cost.

     Finally, while some of our collaborative partners provide clinical development expertise, we also have an in-house clinical development group. With extensive prior experience in managing clinical trials, satisfying regulatory requirements, ensuring manufacturing quality control and quality assurance, this group is taking our products forward into human testing.

WHAT DRUG DISCOVERY PARTNERSHIPS WITH WORLD-CLASS PHARMACEUTICAL PARTNERS DOES AXYS HAVE?

                               PARTNERED PIPELINE

                                                    GENE          GENE          LEAD
                                               IDENTIFICATION   FUNCTION   IDENTIFICATION   PRECLINICAL   CLINICAL
                                               --------------   --------   --------------   -----------   --------
Bayer -- Asthma........................................................................................       X
       -- Psoriasis....................................................................................       X
       -- IBD..........................................................................................       X
Merck -- Osteoporosis....................................................................         X
Bristol-Myers Squibb -- Hepatitis C......................................................         X
Rhone-Poulnec Rorer -- Inflammation......................................................         X
Pharmacia & Upjohn (to be repartnered) -- Factor Xa......................................         X
Amgen -- Hematology.....................................................          X
Pharmacia & Upjohn -- Endocrinology.....................................          X
Roche Bioscience -- CNS disorder.............................       X
Parke-Davis -- Schizophrenia/Bipolar.........         X
Boehringer Ingelheim -- Asthma...............         X

  Bayer AG (Tryptase Inhibitors/Asthma/Clinical Phase)

     In 1994 we entered into an agreement with Bayer AG for the research and development of tryptase inhibitors for the treatment of asthma. Tryptase is a serine protease that has been shown to regulate inflammation. Tryptase is released by mast cells as part of an immune response to allergens such as pollen, mold or grasses and contributes to several biological events which result in inflammation. Axys' tryptase inhibitors are designed to slow or halt the inflammatory process at an early stage, in an attempt to provide safe and effective therapies for the treatment of the underlying cause of disease, rather than the symptoms.

     Asthma is characterized by generalized airway inflammation and tightness in the lungs (bronchoconstriction) which makes breathing difficult. Five percent of the United States population, or approximately 13 million people, are estimated to suffer from some form of asthma. The exact causes of asthma are not well understood, and current treatments for asthma are limited to controlling inflammation through the use of inhaled steroids or treating airway constriction through the use of bronchodilators.

     In our collaboration with Bayer, we have established (in previous Phase II clinical studies) that inhibiting tryptase resulted in improved breathing (reduction in late airway response) in asthmatics. In December 1998, Bayer selected an oral tryptase inhibitor compound for clinical development and is now moving forward with the development of that compound.

  Bayer AG (Tryptase Inhibitors/Psoriasis/Clinical Phase)

     In July 1997, we modified our 1994 research and development agreement with Bayer to re-acquire the rights to develop tryptase inhibitors for the treatment of psoriasis, which, like asthma, is a mast cell regulated inflammatory disease.

     Psoriasis is a skin disorder characterized by excessive skin cell reproduction. The disease has several different clinical presentations that are most often characterized by raised, inflamed sores covered with a scaly white buildup of dead skin cells. Nearly seven million people in the U.S. suffer from various forms of psoriasis, however, none of the current treatments, including topical steroids or systemic chemotherapeutics, offer consistent relief.

     In the second half of 1997, we started preclinical development of a tryptase inhibitor (APC 2059) as a potential treatment for this disease. APC 2059 is a compound developed by Axys and is a member of a class of compounds designed to inhibit tryptase. In December 1998 we started Phase Ia safety clinical studies on a topical cream formulation of APC 2059 for the treatment of psoriasis. We successfully completed that Phase Ia (single dose per subject) clinical study and in February 1999 started a Phase Ib (multiple doses per subject) clinical study of APC-2059 as a topical cream formulation for the treatment of psoriasis. Upon the conclusion of Phase II (studying the effects of varying doses of a drug to establish that it works in patients) clinical studies for this indication, Bayer has the ability to reacquire from Axys the rights to further develop APC 2059 for this indication. If Bayer decides to re-acquire this compound, Bayer would reimburse Axys for development expenses incurred to date and make other additional payments to Axys.

  Bayer AG (Tryptase Inhibitors/Inflammatory Bowel Disease/Clinical Phase)

     In July 1997, we also modified our 1994 research and development agreement with Bayer to re-acquire the rights to develop tryptase inhibitors for the treatment of inflammatory bowel disease, which, like asthma, is a another mast cell regulated inflammatory disease.

     Inflammatory bowel disease generally refers to two diseases: Crohn's disease and ulcerative colitis. Over 500,000 people in the U.S. suffer from inflammatory bowel disease. Current therapies, which include the use of corticosteroids and immunosuppressants such as cyclosporine and methotrexate, expose patients to significant side effects.

     In the second half of 1997, we also initiated preclinical development of the same Axys-developed compound, APC 2059 (in a different formulation), as a potential treatment for this disease. In December 1998 we commenced Phase Ia safety clinical studies on an injectable formulation of APC 2059 for the treatment of inflammatory bowel disease. We successfully completed that Phase Ia clinical study and in February 1999 we initiated a Phase Ib clinical study of an injectable formulation of APC-2059 for the treatment of inflammatory bowel disease. Upon the conclusion of Phase II clinical studies for this indication, Bayer has the ability to reacquire from Axys the rights to further develop APC 2059 for this indication. If Bayer does decide to re-acquire this compound, Bayer would reimburse Axys for development expenses incurred to date and make other additional payments to Axys.

  Merck (Cathepsin K Inhibitors/Osteoporosis/Preclinical)

     In November 1996 we entered into a research and development collaboration with Merck & Co. to develop small molecule inhibitors of cathepsin K for the treatment of osteoporosis. Osteoporosis is a disease of the bones that results in weakened bones which leads to more bone breaks. This condition mainly affects elderly women.

     Cathepsin K belongs to a class of enzymes called cysteine proteases. It is known to be secreted in excessive amounts by osteoclasts. In the healthy human body, osteoblast cells are responsible for bone-building while osteoclasts are responsible for bone degradation. By maintaining a careful balance in each type of cell's activity, normal bone remodeling and skeletal integrity is achieved. However, when the rate at which bone is destroyed by the osteoclasts exceeds the rate at which new bone is produced by osteoblasts, the result is excessive bone degradation (bone resorption) -- a condition that results in brittle bones and is characteristic of osteoporosis.

     In February 1997, we announced the first ever solution of the three-dimensional crystal structure of cathepsin K. Although the research and development relationship was originally schedule to end after two years, we agreed with Merck in December 1998 to extend this collaboration for an additional year until early November, 1999.

  Bristol-Myers Squibb (Protease Inhibitors/Hepatitis C/Preclinical)

     In December 1997, the company entered into an agreement with Bristol-Myers Squibb to develop protease inhibitors to prevent the growth and spread of the hepatitis C virus, also known as HCV. In relation to this agreement, both Axys and Bristol-Myers Squibb entered into agreements with Chiron Corporation to obtain non-exclusive licenses under its hepatitis C virus patents for protease inhibitor research. These licenses allow both companies to collaborate in their research under Chiron's patents with respect to the use of HCV NS3 protease in protease inhibitor research activities.

     As many as seven viruses are known to cause hepatitis, which is characterized by the damage of liver cells, and is a leading cause of liver disease. Different types of hepatitis cause acute as well as chronic infection, in addition to cirrhosis of the liver and jaundice. Differentiated by letters of the alphabet, the viruses which cause hepatitis are transmitted through various modes and have varying degrees of severity. In the 1960's, the first viral agent was identified which causes hepatitis (hepatitis B). Hepatitis A was isolated in 1973. Despite these early discoveries, chronic and severe cases of hepatitis spread with no known cause. These cases were referred to as Non-A, Non-B hepatitis. Hepatitis C, the major cause of Non-A and Non-B hepatitis, was finally discovered in 1987.

     As many as four million Americans and 60 million people worldwide are infected with hepatitis C virus. HCV infection is more serious than hepatitis A or B, and is more likely to result in chronic liver disease. Liver damage due to HCV is the leading reason for liver transplants in the U.S. The virus may be sexually transmitted or acquired through I.V. drug use or by blood transfusions prior to 1990.

     In September 1998 we announced the receipt of a milestone payment from Bristol-Myers Squibb in this collaboration based on the attainment of certain drug discovery goals making use of our chemistry. Research under this collaboration is on-going and the research program extends through December 2000.

  Rhone-Poulenc Rorer (Cathepsin S inhibitors/Inflammatory Diseases/Preclinical)

     In December 1998 we entered into a collaborative research and development agreement with Rhone-Poulenc Rorer (RPR). The objective of the collaboration is the discovery and development of small molecule therapeutics that inhibit cathepsin S, a human cysteine protease associated with certain inflammatory diseases. The collaboration is for two years and may be extended by RPR for two additional one-year periods.

     Cathepsin S is a cysteine protease found in antigen-presenting cells of the immune system. Unlike many other proteases, it is rarely found in other types of cells. Cathepsin S is believed to function in a pathway that regulates the body's ability to fight off these foreign antigens, leading to an inflammatory reaction. As a result, it may be possible to use inhibitors of cathepsin S to block the pathway and consequently protect the body from certain inflammatory diseases and perhaps autoimmune disorders. Our researchers were the first to solve the three-dimensional X-ray crystal structure of cathepsin S, as reported in June 1998 in Protein Science.

     Cathepsin S is associated with some inflammatory diseases, including arthritis, asthma, atherosclerosis and a variety of autoimmune diseases. Under the terms of the agreement, RPR has exclusive development and marketing rights to cathepsin S protease inhibitors for respiratory diseases, atherosclerosis and related conditions and rheumatoid arthritis. Rheumatoid arthritis affects approximately 2.5 million Americans. Coronary heart disease is caused by the atherosclerotic narrowing of the coronary arteries and is the number one cause of death in United States with approximately 500,000 deaths occurring annually. Stroke is the third leading cause of death in the United States, with approximately 160,000 deaths occurring annually.

  Pharmacia & Upjohn (Factors Xa & VIIa & Thrombin Inhibitors/Blood Clotting Disorders/Preclinical)

     In September 1995, we signed a collaboration agreement with the company that is now known as Pharmacia & Upjohn, Inc. to develop oral therapeutics for blood clotting disorders, such as deep vein thrombosis, stroke, and myocardial infarction. More specifically, we have been using our Delta technology and other technologies to discover inhibitors of Factors Xa and VIIa and thrombin, all of which are serine proteases. In July 1998 the research support for this collaboration ended and in February 1999 we formally agreed to end this collaboration. We are, however, continuing our research efforts and are actively seeking a new partner for this program.

     Factor Xa, factor VIIa and thrombin are three enzymes involved in the blood clotting process. All three are serine proteases that have been acknowledged as targets for a host of disorders related to abnormal clotting. Annually, more than 2 million people are hospitalized in the United States for deep vein Thombosis, acute myocardial infarction and unstable angina.

     In 1996 and 1997, we designed and tested a variety of compounds based on our Delta technology and, with our partner, Pharmacia & Upjohn, we identified six families of Delta compounds for study in clotting and pharmacokinetic (what the body does to the drug) tests. Throughout 1998, we continued to work on the development of compounds which could be nominated as a clinical candidates.

  Amgen (EPO Mimetics/Hematology/Lead Identification)

     In May 1993 we entered into an agreement with Amgen to develop synthetic, small molecule mimetics of erthropoietin (EPO). The collaboration funding ended in February 1997 and all research activities were then transferred to Amgen. Amgen is obligated to continue further research in this area.

     In October 1998 joint team of researchers from Axys and Amgen published the three dimensional X-ray crystal structure of EPO bound to its receptor. The structure as determined offers important insight into how human EPO is involved in stem cell growth and red blood cell production.

  Pharmacia & Upjohn (Endocrinology/hGH/Lead Identification)

     In March, 1993, we entered into a research and development agreement with Pharmacia & Upjohn to develop synthetic, small molecule mimetics of human growth factor, initially focusing on human growth hormone. The collaboration funding concluded at the end of 1997 and all research activities were transferred to P&U. P&U is obligated to continue further research in this area. Concurrent with the signing of the initial agreement, P&U made a $5.4 million equity investment in Axys. Axys received research funding during the term of the research collaboration, will receive benchmark payments if mutually agreed upon milestones are reached, and royalties upon P&U's sales of any licensed products.

  Roche Bioscience (Nematode Research/CNS Disorders/Gene Function)

     In June 1998 we entered into an agreement with Roche Bioscience to establish a partnership based on the functional genomics capabilities of Axys. The alliance is focusing on evaluating the function of genes provided by Roche Bioscience that may serve as drug targets in the development of therapies for pain and other conditions involving peripheral nervous system disorders. Roche Bioscience is providing us with a set of unique genes to which we are applying our functional genomic technologies involving the nematode. The initial research term is 15 months. Roche Bioscience may, however, extend the agreement through June 2000.

  Parke-Davis (Gene Research/Schizophrenia & Bipolar Disorder/Gene
Identification)

     In November 1997, the Company entered into a broad-based genomics alliance with the Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company to develop unique therapeutic products for the treatment of schizophrenia and bipolar disorder. The alliance combines our capabilities in gene discovery, functional genomics, bioinformatics, screening with Parke-Davis' research, development and clinical expertise in the central nervous systems area. The research term of the alliance is five years, but may be extended in one-year increments to a period of eight years with additional increases in research funding.

     By October 1998 we had achieved two milestones in this research collaboration. One research milestone was achieved by making significant progress in our psychiatric genomics research. Another was reached by completing certain technology development on our own bioinformatics platform and transferring that technology to Parke-Davis.

  Boehringer Ingelheim (Gene Research/Asthma/Gene Identification)

     In June 1995, we entered into a five-year collaborative research agreement with Boehringer Ingelheim aimed at identifying genetic causes of asthma and developing new therapeutics based on those findings. In May 1997, we agreed to expand the program with a doubling of the research support for the collaboration. Also in May 1997 we announced the discovery of a gene related to asthma and the receipt of an associated milestone payment. Effective January 1, 1999, we agreed to reduce the number of funded researchers in this program and we are continuing to have discussions with Boehringer Ingelheim about the future direction of this collaboration.

OTHER AGREEMENTS/RELATIONSHIPS

  Memorial Sloan-Kettering (Gene Research/Oncology/Gene Identification)

     In January 1997, the company and Memorial Sloan-Kettering Cancer Center formed a joint venture known as Genos Biosciences, Inc. Genos' focus is the identification of genes and related genetic information that will be of value in the prognosis, diagnosis and possible treatment of three of the most common cancers, specifically, prostate, breast, and colon cancer, which collectively account for a significant percentage of all new cancer cases. These types of cancer are usually caused by "somatic" mutations -- non-hereditary changes occurring in the genes of certain cells that increase the risk for developing cancer.

  Perkin-Elmer (Gene Sequencing/Liver Cancer/Gene Identification)

     In 1997 the company entered into an agreement with PE Applied Biosystems, a division of The Perkin-Elmer Corporation, to form a broad-based DNA-sequencing joint venture in Shanghai, China called GeneCore. In October 1997, the joint venture was expanded to include SiniWest Holdings, Inc. (a 5% equity holder). In October 1997, the joint venture was awarded a research contract from China's State Science & Technology Commission to sequence human genes involved in liver cancer. Under the contract, GeneCore is applying high throughput genomic sequencing and related technologies to a targeted region of the human genome believed to contain a gene responsible for the disease. Identification and isolation of this gene is expected to provide potential new targets for improved diagnostic and therapeutic products.

  Corange International (Osteoporosis)

     In May 1995, we entered into a strategic alliance with Corange International, Ltd., the parent company of Boehringer Mannheim ("Corange"), to identify the genes involved in osteoporosis. The goal of the program was to identify specific genetic regions linked to bone metabolism within the human genome, as a successor to the work already done with primates. In March 1998, we agreed to expand the resources devoted to the program in order to accelerate the research. However, when research priorities were changed following Roche Group's acquisition of Corange, Corange exercised its right to end this research program as of February 1999. We are seeking to partner this research.

  Glaxo-Wellcome (Type II Diabetes)

     In July 1994 we entered into a strategic partnership with Glaxo-Wellcome to discover genes associated with type II diabetes or non-insulin dependent diabetes mellitus (NIDDM). In February 1996, Glaxo expanded its strategic alliance with the company in the area of type II diabetes to include the study of human obesity. In September 1997, as a result of this study which involved genetic analyses of more than 5,000 individuals from diabetic families, the company and Glaxo identified specific regions of DNA which we both believe contain genes associated with NIDDM, for which we received a milestone payment from Glaxo. In January 1997, Axys announced the signing of an agreement between NemaPharm and Glaxo to apply Axys' nematode technology to evaluate the function of certain genes provided by Glaxo and identify targets for the discovery of novel therapeutics.

     In May 1998, following a review of our relationship, we agreed to discontinue the collaboration on type II diabetes and obesity. Under the terms of the dissolution agreement, we received exclusive rights to all obesity family samples and data and non-exclusive rights to some type II diabetes samples and data. In addition, the nematode research has been concluded and the rights to the information and technology developed during the collaboration have been divided between the company and Glaxo. We are seeking to partner this research.

  Additional Program

     In February 1998 we announced the discovery we made with the Jackson Laboratory of a human gene related to the mouse obesity gene known as "tubby" which is responsible for a form of an inherited blindness disorder, commonly known as retinitis pigmentosa (RP). The U.S. Patent and Trademark Office has issued to Axys a patent relating to TULP2, a second tubby-like protein sequence identified by the Axys/Jackson Laboratory team and linked to ocular disease. We are seeking to partner this research.

     For additional information about the terms of the agreements discussed above, we refer you to Item 7 of this Form 10-K entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the subsection entitled "Overview in Item 7."

WHAT DOES AXYS' NON-PARTNERED RESEARCH AND DEVELOPMENT FRANCHISE IN ONCOLOGY LOOK LIKE?

                        PROPRIETARY PIPELINE -- ONCOLOGY

                                            GENE          GENE          LEAD
                                       IDENTIFICATION   FUNCTION   IDENTIFICATION   PRECLINICAL   CLINICAL
                                       --------------   --------   --------------   -----------   --------
Urokinase -- Agiogenesis.........................................................             X
Cathepsin B -- Solid Tumor Metastasis...........................                X
Prostate Specific Antigen -- Prostate Cancer....................                X
Axys Serine Protease (ASP) 05 -- Insulin-like Growth Factor
  (IGF) pathway.................................................                X
Cathepsin U, V, W, Axys Serine Protease (ASP) 07 --
  various cancers....................................          X
Hypoxia, Metastasis, Angiogenesis....               X
Prostate, Breast, Colon cancers......               X

     In early 1999 we announced our strategy to focus our unpartnered resources on the development of small molecule therapeutics for the treatment of cancer. We believe that there is a significant market opportunity to meet current and future medical needs associated with many different types of cancer. The worldwide market for cancer therapeutics was estimated at $4.8 billion in 1996. That market is projected to grow to $13.3 billion by 2005 and $18.8 billion by 2010. One of the factors contributing to this growth is the aging of the world's population. As people live longer, cancer becomes more prevalent.

     Our decision to focus our resources on cancer therapeutics was also partly based on the improving regulatory environment for approval of cancer therapeutics. In recent years the FDA has established a regulatory "fast track" for some cancer therapeutics reviews. In addition, surrogate markers such as tumor shrinkage have been increasingly accepted as research endpoints. The use of surrogate markers substantially shortens the length of the necessary clinical research studies.

     Further, there are a number of emerging treatment methods which we believe we can or may be able to use our technologies on, such as protease inhibition, to develop small molecule therapeutics (essential for oral delivery). These include antiangiogenesis and metastasis inhibition. Angiogenesis is the process by which blood vessels are formed. Blood vessel formation and growth is necessary for tumor growth. Antiangiogenesis drugs are believed to be able to cut off blood vessel growth and thereby reduce the size of tumors and potentially maintain them in a non-growth state. Metastasis is the process by which cancer spreads. Drugs which discourage metastasis are believed to be able to stop cancer from spreading throughout the body.

     A final reason for this decision is that we were already actively participating in cancer research. We have had research programs underway that range from a preclincial program in angiogenesis to lead identification programs in solid tumor metastasis, prostate cancer and the insulin growth factor (IGF) pathway to cancer gene function and identification research programs.

     Our most advanced cancer program today is our urokinase research program. Urokinase is believed to play a role in angiogenesis and tumor metastasis and we believe it is involved in cancer progression at a relatively early stage of the cancer process. We are focused on the development of urokinase inhibitors for use in combination with other cancer therapies. Our Delta Technology is being used in the development of potent and selective inhibitors of urokinase. We anticipate we will select an urokinase inhibitor compound to move forward into clinical development in the latter half of 1999.

     To enhance our cancer research efforts, we reallocated our research personnel in January 1999, increasing the number of cancer researchers from approximately 50 scientists to approximately 120 scientists. In addition, we are actively seeking to license cancer treatment compounds from other biotechnology or pharmaceutical companies with an emphasis on the pre-clinical and early stage clinical product opportunities.

WHY AND HOW HAVE WE LEVERAGED OUR TECHNOLOGY PLATFORM?

     In looking to the future we recognize that we will need additional capital in order to continue our research and development efforts. One way we believe we can raise additional capital is through the leveraging our existing technology assets. To accomplish this, we have created two new businesses (one in agricultural biotechnology and the other in pharmacogenomics) and have structured our combinatorial chemistry business to be spun out. At the same time, we are retaining the intellectual property and assets that these businesses also make use of for our own drug discovery and development purposes. In spinning out these businesses, our business model contemplates that each business should have

     - ACCESS TO AND OWNERSHIP (IF NECESSARY) OF OUR RELEVANT TECHNOLOGIES, so that they can continue to pursue their respective businesses independently,

     - INDEPENDENT MANAGEMENT focused on their business, rather than on Axys' drug discovery business, and

     - FUNDING FROM THIRD PARTIES so that we do not have to divert our own capital from drug discovery.

     While the third parties who provide capital for these businesses acquire an equity ownership position in the businesses, we would also retain a sizeable equity ownership position. Having set up these businesses, secured financing for them and provided additional business support as necessary, we have positioned ourselves to eventually ease our capital formation needs by selling some or all of our equity position in each of these businesses. This could happen in the following ways:

     - through a sale of our equity interest in the business in the course of a public offering of securities for that business,

     - through the sale of our equity interest in the business to a third party or

     - a sale of the business to the third party who has provided it with funding or to some other company.

     While we believe we will be successful in realizing meaningful value from these affiliated businesses, our ability to do so will depend on the success of these businesses in executing their business strategies. There can, however, be no assurance that these affiliated business will be successful or that we will have the ability to sell all or a portion of our equity ownership in these businesses. In addition, there can be no assurance that the amount we may receive upon selling our equity ownership interest will provide significant funding so as to postpone for a meaningful time period the need to engage in other capital formation activities.

HOW AND WHEN WERE THESE AFFILIATED BUSINESSES SET UP?

     The first affiliated business we set up in early 1998 (but have not yet spun out) was our combinatorial chemistry business which is called the Advanced Technologies Division. It has its own divisional management and handles the sales and marketing and production of its products, including combinatorial chemistry libraries and related technology. The Division is reviewed internally on a separate stand alone basis except for certain overhead allocations to the Division. In 1998 the Division was a positive contributor to our cash flows. We have not sought third party funding for the Division but are seeking other ways in which the Division would help to fund our drug discovery business.

     The second affiliated business, incorporated separately as Xyris Corporation, was formed in the second quarter of 1998. Xyris is applying our genomics, combinatorial chemistry and small molecule discovery technologies in the agricultural biotechnology field. Xyris is being run by Dr. Jerry Caulder, the former Chairman and CEO of Mycogen, a diversified agribusiness and biotechnology company. During his 14-years at Mycogen, Dr. Caulder guided Mycogen from a start-up venture to a leadership position in the agbiotech market. Prior to joining Mycogen, he spent over 15 years with Monsanto Company, where he managed various aspects of both the international and domestic business of Monsanto Agricultural Products Company. A San Francisco-based merchant bank and advisory partnership has provided the initial capital for the business in exchange for a minority ownership position. We currently own more than a majority of the outstanding shares of Xyris.

     The third affiliated business, incorporated separately as PPGx, Inc., was formed in the first quarter of 1999. PPGx is a provider of a comprehensive package of products and services to provide solutions to pharmacogenomic problems. We believe that PPGx's pharmacogenomics products and services will be of significant interest to those performing clinical trials. PPGx is being run by Dr. Jean Warner, our Vice President of Medical Affairs. Dr. Warner formerly has been involved with clinical trials for over 18 years, working with us since 1996 and with Khepri Pharmaceuticals, Syntex, Merck, Sharpe and Dohme Research Laboratories prior to then. The funding for PPGx is being initially provided by and through our minority partner, PPD, Inc. We currently own more than a majority of the outstanding shares of PPGx. In addition to funding PPGx, PPD contributed its former subsidiaries Intek Labs, Inc. and Intek Labs Ltd. to PPGx's operations. In connection with the formation of PPGx, PPD received the right to handle the marketing and sales of PPGx's pharmacogenomics products and services on an exclusive basis.

WHAT DO THESE AFFILIATED BUSINESSES DO?

  Advanced Technologies Division

     The Advanced Technologies Division conceives, produces and sells large numbers of diverse combinatorial chemistry libraries of drug-like compounds, as well as more focused libraries which are more focused around a specific structure. In addition, the Advanced Technologies Division sells the protocols which provide the basis for making the libraries that are produced and also provide the basis to make other similar drug-like compounds. The customers of the Advanced Technologies Division, including the company, screen these drug-like compounds against biological targets of interest in an effort to identify lead compounds for their drug discovery programs.

     The Advanced Technologies Division has entered into and is performing a number of contracts, including contracts with Pharmacia & Upjohn, Parke-Davis and Rhone-Poulenc Rorer, as well as contracts with biotechnology companies such as Signal Pharmaceuticals and Protein Design Labs. In most cases, these contracts provide for the sale of libraries hundreds of thousands of non-exclusive or co-exclusive drug-like compounds over several years. In some cases the sale of these libraries is accompanied by the sale of the applicable protocols which describe how to remake the libraries. In addition, the Advanced Technologies

Division also offers a program that provides access to our combinatorial chemistry software tools and that teaches a company how to establish its own combinatorial chemistry program.

  Xyris Corporation

     Xyris is focusing its business on the creation of products for crop protection, crop improvements and animal health, as well as the development of technology for the seed industry and human nutrition. Since Xyris was created in mid-1998, it has built its staff. Towards that end, Xyris has hired as Chief Technical Officer Dr. Leo Kim, the former executive vice president and chief technical officer at Mycogen Corporation where he was responsible for Mycogen's worldwide research strategy and implementation. Xyris has also successfully assembled its Scientific Advisory Board. Xyris is now in the process of participating in our technology transfer and is also determining the initial optimal uses for our gene finding, functional genomics, bioinformatics, structural biology and combinatorial chemistry technologies.

  PPGx, Inc.

     PPGx is the first company offering a full range of products and services in pharmacogenomics. PPGx has done this by combining laboratory services, such as DNA extraction and archiving, genotyping and assay development, with genetic research capabilities, including physical mapping, gene sequencing, polymorphism identification and expression analysis, and a comprehensive informatics platform with genetic and clinical data storage, data mining and analysis capabilities.

     PPGx maintains laboratory facilities in the United States and the United Kingdom to provide genotyping and phenotyping services to its customers. Currently over 300 assays in 90 genes of pharmaceutical relevance are available. PPGx uses state of the art high throughput genotyping methods in a Good Laboratory Practices environment. PPGx has the capability to rapidly develop new assays in a variety of formats. Phenotyping services are also available for a number of drug metabolism enzymes. PPGx also maintains genetic research laboratories with a complete range of genetic and genomic capabilities to provide services in those cases where the genetic variant that influences drug effects is not known. These capabilities include use of microarray expression technologies, as well as physical mapping and gene sequencing technologies.

     In addition, PPGx is further developing its informatics platform which includes a large database containing pharmacogenomic data. Details about polymorphisms and their effects, as well as the assay methodologies and clinical data are also contained in the database. In addition, the informatics platform includes other software programs for data management and other uses in connection with clinical trials. While PPGx has developed its informatics platform for its own uses, PPGx also has the capability to customize and integrate its informatics platform in its customers' environment.

WHAT FACTORS COULD CAUSE OUR RESULTS TO DIFFER SIGNIFICANTLY FROM THOSE YOU MIGHT EXPECT?

  THE DEVELOPMENT OF OUR PRODUCTS WILL TAKE SEVERAL YEARS, AND WE MAY NOT BE SUCCESSFUL IN DEVELOPING COMMERCIAL PRODUCTS.

     All of our potential products are in stages of research and development that require a great deal of additional research and development efforts before the drugs could be sold. These efforts include extensive preclinical and clinical testing and lengthy regulatory review and approval by the United States Food and Drug Administration. The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Products that appear to be promising at early stages of development may not reach the market for a number of reasons, including the following:

     - We or our collaborators may not successfully complete any research and development efforts

     - We may not achieve necessary research milestones

     - Our current research may not result in the identification of disease genes

     - Disease genes that we identify may not lead to the development of products

     - Any products we develop may be found to be ineffective or cause harmful side effects during preclinical testing or clinical trials

     - Any products we develop may be prevented from being commercialized due to proprietary rights of third parties

     - Required regulatory clearance for any products we develop may not be obtained

     - We may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality

     - We may be unable to successfully market approved products

     - Consumers may not accept any of our approved products.

We do not expect any of our products to be commercially availability for a number of years.

  WE HAVE DEPENDED HISTORICALLY ON OUR COLLABORATIVE RELATIONSHIPS, AND WE MAY HAVE TO ESTABLISH ADDITIONAL COLLABORATIONS IN THE FUTURE.

     Our strategy for the development, clinical testing, manufacturing and commercialization of certain of our products has in many instances included entering into collaborations with corporate partners, licensors, licensees and others. We rely on the activities of our collaborators with respect to the commercialization of potential products. In addition, a large portion of our revenues have resulted from these collaborations. If we fail to meet our contractual obligations under these arrangements, development of our products may be delayed. If we fail to extend or enter into additional collaborative relationships, we will have to consider other sources of revenue, including the need to secure additional financing. See the discussion below entitled "We may need to secure additional financing."

     To date we have entered into collaborations with a number of different partners, including Amgen, Bayer, Boehringer Ingelheim, Bristol-Myers Squibb, Corange International, Glaxo Wellcome, Merck, Parke-Davis, Perkin-Elmer, Pharmacia & Upjohn, Roche Bioscience, Smith-Kline Beecham and Rhone-Poulenc Rorer.

     The amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by our collaborators are not within our control. We cannot guarantee that our partners will perform their obligations as expected. In addition, we cannot be certain that we will gain additional revenue from these arrangements beyond the minimum contractual commitments.

     All of our collaboration agreements may be canceled under certain circumstances. In addition, the research funding phase of several of the company's collaborations will come to an end in the next few years unless continued or extended by agreement with our collaborators. If any of our collaborators break or elect to cancel their agreements or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of potential products or research programs may be delayed. In that case, we may be required to devote additional resources to product development and commercialization or we may cancel certain development programs.

     In addition, we have entered into a number of agreements with hospitals and academic institutions in which they provide human tissue samples to the company. Some of these agreements are material to our research. If we are unable to maintain or renew these agreements, it could have a material adverse effect on our business, financial condition and results of operation.

     Disputes may arise in the future with regards to the ownership of rights to any technology developed with collaborators. These and other possible disagreements with collaborators, or tissue sample providers, could lead to delays in the achievement of milestones or receipt of payments or in collaborative research, development and commercialization of certain potential products. In addition, these disputes could require or result in lawsuits or arbitration. Lawsuits and arbitration are time-consuming and expensive. Even if we win, the cost of these proceedings could adversely affect our business, financial condition and results of operations. Furthermore, these proceedings could adversely affect our stock price or our business reputation and may make the process of entering into additional collaborative relationships more difficult.

     In some cases our collaborators are developing products that may compete with our potential products. In addition, some of our collaborators have well established products from which they receive substantial revenue. Some of these products will compete with those being developed under collaborations. As a result, collaborators may pursue their existing or alternative technologies in preference to diagnostic or therapeutic products being developed in collaboration with us. In addition, our collaborators may not develop and market any potential products under the collaborations.

  WE MAY BE UNABLE TO SATISFY FDA REGULATORY REQUIREMENTS FOR CLINICAL TRIALS.

     Either we or our collaborators must show through preclinical studies and clinical trials that each potential product is safe and beneficial in humans for each target indication before getting regulatory clearance from the FDA for the commercial sale of the product. The failure to adequately show the safety and effectiveness of a potential product could delay or prevent regulatory approval of that potential product. The results from preclinical studies and early clinical trials are often different than the results that will be obtained in large-scale testing. We cannot be certain that we will show sufficient safety and effectiveness in our clinical trials that would allow us to obtain the needed regulatory approval. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

     Before starting clinical trials in humans, our collaborators or we must submit to and receive approval from the FDA of an investigational new drug application (IND). Submission of an IND does not guarantee FDA authorization to start clinical trials. Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practice requirements and is subject to continuing FDA monitoring. We do not have extensive experience in conducting and managing the clinical testing necessary to obtain regulatory approval.

     Any drug is likely to produce some level of toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a long period of time. Unacceptable toxicities or side effects may occur in the course of toxicity studies or of clinical trials of our potential products. If we observe unacceptable toxicities or side effects in toxicology studies or in clinical trials, we, our collaborators or regulatory authorities may interrupt, limit, delay or halt the development of the potential product. In addition, these unacceptable toxicities or side effects could prevent clearance by the FDA or foreign regulatory authorities for any or all targeted indications.

     We currently have one compound, APC 2059, in clinical trials and another compound is moving forward to clinical trails. Clinical trials are being performed to establish the safety and effectiveness of two different formulations of APC 2059 for the treatment of inflammatory bowel disease and psoriasis. There can be no assurance that we will be able to complete the clinical trials of APC 2059 successfully for either or both indications or at all. Our collaboration partner Bayer is moving forward with clinical development of a compound for the treatment of asthma that would be taken as a pill. Clinical trials are being planned to establish the safety and effectiveness of that compound in the treatment of asthma. There can be no assurance that the clinical trials of this compound will be completed successfully or at all. Finally, we cannot be certain that any other drug candidates entering clinical trials will successfully complete these trials or that we will be able to show the safety and effectiveness of such drug candidates.

  WE MAY BE UNABLE TO OBTAIN NECESSARY REGULATORY APPROVALS RELATED TO THE DEVELOPMENT OF DRUGS.

     The research, testing, manufacture and marketing of drug products are subject to extensive regulation by numerous regulatory authorities in the United States and other countries. Failure to comply with the FDA or other relevant regulatory requirements may subject us to administrative or legally imposed restrictions. These include:

     - warning letters

     - civil penalties

     - injunctions

     - product seizure or detention

     - product recalls

     - total or partial suspension of production

     - FDA refusal to approve pending New Drug Applications NDAs or supplements to approved NDAs.

     We have not applied for or received regulatory approval in the United States or any foreign country for the commercial sale of any of our products. We cannot guarantee that the FDA will approve any of our products under development. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary a great deal based upon the type, complexity and novelty of the products involved. Furthermore, the approval process is extremely expensive and uncertainties are often involved. Delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Similar delays also may be encountered in foreign countries. Even if regulatory approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of those products.

     Even if we obtain regulatory approval, we may be required to continue clinical studies even after the product has been marketed. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product.

     If regulatory approval is obtained, we will also be subject to ongoing FDA obligations and continued regulatory review. In particular, we or any third party that we use to manufacturer the drug or collaborators will be required to adhere to regulations setting forth current good manufacturing practices. The regulations require that we manufacture our products and maintain our records in a particular way with respect to manufacturing, testing and quality control activities. Furthermore, we or our third party manufacturers or our collaborators must pass a preapproval inspection of its manufacturing facilities by the FDA before obtaining marketing approval. See the section below entitled "Government Regulation."

THIS IS A HIGHLY COMPETITIVE BUSINESS AND MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES THAN WE HAVE.

     The pharmaceutical industry is intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively involved in the research and development of new or improved drugs to meet the same medical needs we are seeking to meet. Many of these companies have substantially greater financial, scientific, regulatory and marketing) resources than we have. In addition, some of these companies have considerably more experience in preclinical testing, clinical trials and other regulatory approval procedures than we have.

     Additionally, certain colleges and universities, governmental agencies and other research organizations are conducting research in the same areas in which we are working. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed. These institutions also may market competitive commercial products on their own or through joint ventures. Currently, they compete with us in recruiting highly qualified scientific personnel.

     We are pursuing areas of product development in which there is a potential for significant technological innovation in relatively short periods of time. At the present time Bayer is proceeding with the clinical development of an oral compound for the treatment of asthma. Currently, Schering-Plough Corporation, Astra AB and Glaxo, among others, produce therapeutics for the treatment of asthma. We are proceeding with the clinical development of APC 2059 for the treatment of psoriasis and inflammatory bowel disease for which there are many competitive products from other pharmaceutical companies. Our competitors may succeed in developing technologies or products that are more effective than those we develop. Rapid technology changes or developments by others may result in our technology or potential products becoming obsolete or noncompetitive. There can be no assurance that our competitors will not develop more effective or more affordable products, or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than we will.

  WE MAY BE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY.

     Our success depends in large part on our ability to obtain patents, maintain trade secrets and operate without infringing the rights of others, both in the United States and in other countries. See the section below entitled "Patents and Proprietary Rights."

     Our ability to obtain patent protection on genes that we identify, or products based on such genes, is uncertain. Patents may not issue from any of our pending or future applications. Patent applications in the United States are maintained in secrecy until the patent issues. As a result, we cannot be certain that others have not filed patent applications for technology covered by our pending patent applications or that we were the first to invent the technology. In addition, an issued patent may be challenged, invalidated or maneuvered around or it may otherwise not be sufficient to protect our technology. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. As a result, it is difficult to predict the broadness of claims allowed in biotechnology and pharmaceutical patents or their enforceability. Moreover, there is substantial uncertainty regarding the patentability of gene fragments or genes without known function.

     Our commercial success also depends, in part, on not infringing patents issued to others and not breaching the technology licenses upon which any of our potential products are based. Competitors may have filed applications for, or may have received patents and may obtain additional patents and rights relating to, genes, products or processes that block or compete with ours. A number of third parties have filed patent applications or received patents in the areas of our programs. Some of these applications or patents may limit or hinder our patent applications, or conflict in certain ways with claims made under our issued patents. Furthermore, in the past we have been, and we may from time to time in the future be, notified of claims that we are infringing patents or other intellectual property rights owned by third parties.

     We may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office. These proceedings determine the priority of invention and the right to a patent for the technology in the U.S. In addition, lawsuits may be necessary to enforce any patents issued to us or to determine the scope and validity of the rights of third parties. Lawsuits and interference proceedings, even if they are successful, are expensive to pursue, and we could use a substantial amount of our limited financial resources in either case. An adverse outcome could subject us to significant liabilities to third parties and require us to license disputed rights from third parties or to cease using such technology.

     We also rely on trade secrets to protect our technology, especially where patent protection is not believed to be appropriate or obtainable. We protect our own technology and processes, in part, by confidentiality agreements with our employees, consultants and certain contractors. However, these agreements may be disregarded or breached, and we may not have adequate remedies for any breach. In addition, it is possible that our trade secrets will otherwise become known or be independently discovered by competitors.

 WE MAY BE UNABLE TO REALIZE SIGNIFICANT COMMERCIAL VALUE FOR OUR GENE DISCOVERIES.

     Our gene discovery programs currently target complex polygenic diseases. Polygenic diseases are those caused by a defect in more than one gene. We cannot be certain that our positional cloning technology and approach to gene discovery will enable us to successfully identify and characterize the specific genes that cause or predispose individuals to these diseases.

     Even if we successfully identify specific genes, our gene discoveries may not lead to the development of commercial products. Once we identify specific genes, we may rely upon others to complete characterization of the genes. In addition, we plan to rely on others to develop and commercialize products based upon such genes. The resources and efforts of third parties in this regard may be outside our control. These third parties may not rigorously pursue gene characterization or product development and commercialization efforts.

     Our success depends, in part, upon our ability to focus research efforts on genes which may be identified and characterized through the use of positional cloning techniques. These genes should also be suitable candidates for gene-based diagnostic and therapeutic products. However, we believe the polygenic diseases that we are targeting are caused by a number of genetic as well as environmental factors. As a result, we cannot be certain that these diseases can be successfully addressed through gene-based diagnostic or therapeutic products.

 WE DO NOT HAVE MANUFACTURING FACILITIES OR COMMERCIAL MANUFACTURING EXPERIENCE. WE COULD EXPERIENCE MANUFACTURING DELAYS OR PROBLEMS THAT HURT OUR PRODUCT SALES.

     We have no manufacturing facilities for our proposed drug products, and our potential products have never been commercially manufactured. We must rely on our collaborators, including Bayer, Merck, Bristol-Myers Squibb and Rhone-Poulenc Rorer, to manufacture products created by our collaborations. We believe that our collaborators or contract manufacturers or we will be able to manufacture our compounds at a cost and in quantities necessary to make them commercially acceptable. However, we cannot be certain that this will be the case. If we or our collaborators are unable to manufacture or contract with others for a sufficient supply of our compounds on acceptable terms, we may have to delay any of the following:

     - our preclinical and clinical testing schedule,

     - our submission of products for regulatory approval

     - the market introduction and subsequent sales of products

     Any of these delays would adversely affect our financial condition and results of operations. In addition, we could face the same delays as a result of delays or difficulties in our relationships with third party manufacturers.

     In addition to us, our collaborators and contract manufacturers must adhere to current Good Manufacturing Practices regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, FDA approval of our products will not be granted or will be delayed.

     With respect to our Advanced Technologies Division, we are developing new manufacturing processes to meet the expanding demand for our combinatorial chemistry libraries. We have never had to manufacture the quantities of libraries we are committed to delivering in 1999. We have occasionally experienced problems in manufacturing in the past that have delayed some shipments of libraries and we may experience manufacturing problems in the future as we expand our manufacturing capabilities. Problems in manufacturing could delay shipments of combinatorial chemistry compounds and such delays could have a material adverse effect on our business and our financial results.

 WE DO NOT HAVE MARKETING EXPERIENCE OR CAPABILITIES. THIS COULD PUT OUR PRODUCTS AT A COMPETITIVE DISADVANTAGE.

     We currently have no sales, marketing or distribution capability. We will rely on our collaborative relationships, including those with Bayer, Merck, Bristol Myers Squibb and Rhone-Poulenc Rorer, to market certain potential products. In addition, we may enter into future collaborations in which we rely on our pharmaceutical partner to market our products. We cannot be certain that collaborators will devote sufficient resources to the marketing and sale of our products or those third parties efforts will otherwise be successful. Revenues received under existing and future collaborations will depend on the ability of our collaborators to market our products.

     We may also decide to market other potential products by ourselves. To market any potential products ourselves, we must develop a marketing and sales force with technical expertise and the necessary supporting distribution capability. If we are unable to develop a market and sales force, sale of any products could be adversely affected. We do not know whether we will desire to or be able to establish our own sales and distribution capabilities or whether we will be able to enter into the necessary relationships with third parties.

 WE MAY BE UNABLE TO SUCCESSFULLY PRICE OUR PRODUCTS OR OBTAIN ADEQUATE REIMBURSEMENT.

     The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of outside parties such as governments and third party payors (i.e. government health administrators, private health insurance companies, HMOs, etc.) to contain or reduce the cost of health care. In some foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to install similar governmental control. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on price of prescription drugs. The announcement of these proposals or efforts could adversely affect our ability to raise capital and our stock price. In addition, if these proposals or efforts adversely affect other pharmaceutical companies that are prospective collaborators with Axys, our ability to establish or maintain strategic alliances may be adversely affected.

     In both domestic and foreign markets, sales of our potential products will depend in part on the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. We cannot be certain that any of our potential products will be considered cost-effective or that adequate third-party reimbursement will be available.

  PHYSICIANS AND INSURERS MAY NOT ACCEPT OUR PRODUCTS.

     Even if any of our products are cleared for marketing, we are not certain that physicians, health insurance companies or patients will accept them. The degree of market acceptance will depend upon a number of factors, including getting regulatory approvals, showing proof in the medical community of the clinical effectiveness and safety of our product candidates and their potential advantages over existing treatment methods and reimbursement policies of government and third-party payors. There is no assurance that physicians, patients, payors or the medical community in general will accept and use any products that may be developed by the company.

  WE MAY BE UNABLE TO ATTRACT AND RETAIN PROFESSIONAL STAFF.

     We are highly dependent on the senior members of our scientific and management staff. Retaining and attracting qualified personnel, consultants and advisors is critical to our success. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We are currently seeking, to hire additional qualified scientific personnel to perform research and development. In addition, we expect that we will need to add management personnel and develop additional expertise by existing management personnel in order to expand product development and clinical testing. We cannot be certain that we will be able to attract and retain such individuals on acceptable terms or at all.

     In addition, our academic collaborators are not our employees. As a result, we have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our activities. These academic collaborators may also have relationships with other commercial entities, some of which could compete with Axys.

  WE EXPECT TO CONTINUE TO OPERATE AT A LOSS AND MAY NEVER ACHIEVE
PROFITABILITY.

     We may never achieve and sustain profitability. We have experienced significant operating losses since the company started. We have not generated any product revenue. As of December 31, 1998, we had an accumulated deficit of approximately $230 million. We expect that we will continue to incur significant operating losses over at least the next several years as our research and development efforts and preclinical and clinical testing activities expand.

  WE MAY NEED TO SECURE ADDITIONAL FINANCING.

     The development of our technology and potential products will require substantially more money than the company currently has. That means substantial funds will need to be committed to the company in order to conduct the costly and time-consuming research and preclinical and clinical testing activities necessary to develop products.

     We plan to be able to meet some of our needs for money through the sale of our interests in our affiliated businesses. However, those businesses are still in relatively early stages of development. There can be no assurance that these businesses will prove to be financially successful or that we will be able to sell our interest in these businesses for a substantial amount of money or at all.

     Whether we are successful in getting money for our interests in these affiliated businesses, we believe we will still need to pursue other sources of money to fund our research and development. Our future money needs will depend on many factors, including the following:

     - scientific progress in the research and development of our technology and drug development programs

     - the size and complexity of these programs

     - the timing, range and results of preclinical studies and clinical trials

     - our ability to establish new and maintain existing collaborations

     - our ability to achieve any milestones under such collaborations

     - the time and costs involved in getting regulatory approvals or in filing, enforcing or prosecuting patents

     We expect that our existing money resources, including research and development revenues from existing collaborations, will enable us to maintain current and planned operations for at least the next two years. However, we expect to raise substantial additional money to fund operations before the end of this period. In addition, we will need to continue to raise money until we achieve substantial product or royalty revenues, which may take a number of years to happen.

     We expect that we will seek additional funding through new collaborations, the extension of existing collaborations, through sale of our interests in our affiliated businesses, or through public or private equity or debt financings. Furthermore, we may obtain funds through arrangements with collaborative partners or others that require us to give up rights to technologies or products that we would otherwise seek to develop or commercialize ourselves. We cannot be certain that additional funding will be available or that the terms will be acceptable. Existing stockholders will experience dilution of their investment if additional funds are raised by a follow-on stock offering. If adequate funds are not available, we may delay, reduce or eliminate any of our research or development programs.

  OUR STOCK MAY EXPERIENCE SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS.

     Stock prices and trading volumes for biotechnology companies often fluctuate widely for reasons which may be unrelated to their businesses. Our stock price could decline as a result of many factors, including:

     - announcements of technological innovations or new products by Axys or our competitors

     - developments or disputes concerning patents or other rights

     - publicity regarding actual or potential medical results from products under development by Axys or our competitors

     - regulatory developments in both the United States and foreign countries

     - public concern regarding the safety of biopharmaceutical products

     - any shortfall in our revenues or net income from that expected by securities analysts

     - changes in analyst's estimates of our financial performance, the financial performance or our competitors or the financial performance of biotechnology companies in general

     - sales of large blocks of our common stock

     - conditions in the financial markets or economy in general or the biotechnology industry in particular

 BECAUSE WE ARE DEVELOPING DRUG PRODUCTS, WE MAY ENCOUNTER PRODUCT LIABILITY CLAIMS.

     We may be exposed to liability claims resulting from the use of our products in clinical trials, or the manufacturing, marketing and the sale of any approved products. These claims may be made directly by consumers, pharmaceutical companies or others. We maintain product liability insurance coverage for claims arising from the use of our products which are still in the developmental phase. However, this insurance coverage is becoming increasingly expensive. We and our collaborative partners may not be able to obtain and maintain commercially reasonable product liability insurance. Furthermore, even if we maintain insurance, the amount may not be enough to protect us against losses due to a lawsuit. A successful product liability claim against Axys or series of claims in excess of our insurance could adversely affect our results of operations and our need for additional financing.

 DELAWARE LAW AND OUR CHARTER COULD MAKE AN ACQUISITION OF AXYS MORE DIFFICULT.

     In 1998 we adopted a shareholder rights plan, which may have the effect of delaying or preventing an unsolicited takeover of the company. Our Certificate of Incorporation and Bylaws states that any action of this nature taken by stockholders must be conducted at an annual or special meeting of stockholders and may not be conducted by written consent. Only the Board of Directors, the Chairman of the Board or the President may call special meetings of the stockholders. These and other charter provisions may discourage certain types of transactions involving an actual or potential change in control of Axys. In fact, these provisions may discourage transactions in which the stockholders might otherwise receive a premium for their shares over then current prices, and may limit the stockholders' ability to approve transactions that they think are in their best interests.

WHAT OTHER MATTERS SHOULD STOCKHOLDERS CONSIDER WITH RESPECT TO THE COMPANY?

  Patents And Proprietary Rights

     We hold a number of issued United States patents relating to compositions of matter, methods of treating disease, combinatorial chemistry and computational technologies. These patents expire at various dates up to the year 2016. In addition, we have filed and there are now pending patent applications relating to compositions of matter, methods of treating disease, combinatorial chemistry, assay techniques, transgenic animal models, computational technologies and novel technology for the discovery of novel protease inhibitors. We intend to file additional patent applications, when appropriate, relating to our technology and to specific products we develop.

     We strategically file selected patent applications to protect technology, inventions and improvements that are important to the development of our business. That is our policy, as well as our practice. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     The patent positions of pharmaceutical and biotechnology firms, including Axys, are uncertain and involve complex legal and factual questions. In addition, the scope of the claims in a patent application can be significantly modified before the issued patent is issued. As a result, we do not know whether any of our applications will result in the issuance of patents, or if any of our issued patents will provide significant protection. We also do not know whether any of our issued patents will be invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot even be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications for such inventions.

     In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office (PTO) to determine priority of invention. These proceedings determine the priority of invention and the right to a patent for the technology in the U.S. Such proceedings could result in substantial costs to us, even if we win.

     There can be no assurance that our pending patent applications, if issued, or our existing patents, will not be invalidated. An adverse outcome could subject the company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the company to stop or modify its use of such technology.

     The development of therapeutic products for applications in the product fields we are pursuing is intensely competitive. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the areas in which we are conducting research. In addition, patent applications filed by others relating to our potential products or technologies may currently be pending. Some of these applications or patents may limit or hinder our freedom to practice and could result in a significant reduction of the coverage of our patents, or potential patents. We are aware of pending patent applications that have been filed by other companies that may pertain to certain of our technologies. If patents are issued to these or other companies containing incompatible or conflicting claims, and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative technology.

     Furthermore, we have in the past been, and may again be, notified of claims that we may be infringing patents or other intellectual property rights owned by third parties. We have obtained licenses under several patents held by third parties. If necessary or desirable, we may seek additional licenses under other patents or intellectual property rights. There can be no assurance, however, that we will be able to obtain a license we seek on reasonable terms or even at all. As an alternative, we could decide to resort to litigation to challenge a patent or patents. Such challenges can be extremely expensive and time consuming. Consequently, they can have a material adverse effect on our business, financial condition and results of operations.

     Much of the unpatentable know-how important to our technology and many of its processes depends upon the knowledge, experience and skills of key scientific and technical personnel. To protect our rights to this know-how and technology, all employees, consultants, advisors and collaborators are required to enter into confidentiality agreements with the company that prohibits the disclosure of confidential information to any third party and requires disclosure to the company of ideas, developments, discoveries and inventions made by these individuals. There can be no assurance that these agreements will effectively prevent disclosure of our confidential information or that these agreements will provide meaningful protection for our confidential information if there is unauthorized use or disclosure. Our business could be adversely affected by competitors who develop substantially equivalent technology.

     In connection with certain research, we entered into sponsored research agreements with various researchers and universities. Generally, under these agreements we fund the research of investigators in exchange for the right or an option to a license to any patentable inventions that may result in designated areas. We are obligated to make certain payments during the terms of certain of the agreements, to pay royalties on net sales of any licensed products and, in some cases, to negotiate in good faith the business terms of any license executed upon exercise of licensing options. There can be no assurance that these agreements will not be breached or that we would have adequate remedies for any breach.

  Government Regulation

     The manufacturing and marketing of our proposed products and our research and development activities are subject to regulation for safety, effectiveness and quality by many governmental authorities in the United States and other countries. In the United States, drugs are subject to stringent regulation by the United States Food and Drug Administration (FDA). The Federal Food, Drug and Cosmetic Act and FDA regulations, as well as other federal and state laws and regulations, govern, the testing, manufacture, safety, effectiveness, package labeling, storage, record keeping, approval, advertising and promotion of our proposed products. Product development and approval takes a long time and involves the expenditure of a lot of money. If we fail to comply with certain regulatory requirements, we could be subject to sanctions, such as warning letters, penalties, criminal prosecution, injunctions, product seizure, product recalls, total or partial suspension of production, and FDA refusal to approve pending New Drug Applications (NDA) or costly supplements to approved applications.

     The steps required before a drug may be marketed in the United States include (i) preclinical laboratory tests, in vivo (animal model) preclinical studies and formulation studies, (ii) the submission to the FDA of an application for human clinical testing, known as an Investigational New Drug Application (IND), which must be accepted by the FDA before human clinical trials are started, (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug, (iv) the submission of an NDA to the FDA, and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with the FDA. Domestic drug manufacturing establishments are subject to inspections twice a year by the FDA and must comply with Good Manufacturing Practices. To supply products for use in the United States, foreign manufacturers must comply with Good Manufacturing Practices and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in their country. Drug product manufacturers located in California also must be licensed by the State of California.

     Preclinical tests include laboratory evaluation of what is in the product and how it was made, as well as animal studies to assess the potential safety and effectiveness of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and reviewed by the FDA prior to the start of human clinical trials. Unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to start clinical trials. Clinical trials involve the giving the investigational new drug to healthy volunteers and to patients, under the supervision of a qualified investigators. Clinical trials are conducted in agreement with Good Clinical Practices under instructions that detail the objectives of the study, the limits to be used to monitor safety and the effectiveness criteria to be evaluated. Instructions must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the power of an independent Institutional Review Board ("IRB") at the site where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the site.

     Clinical trials are typically conducted in three phases that go in order, but the phases may overlap. In Phase I, in which we usually give the drug to healthy subjects, the drug is tested to determine its metabolism (how the drug is absorbed by the body), pharmacokinetics (what the body does to the drug) and pharmacological actions (biological effects) in humans, the side effects associated with increasing doses and early evidence of how effective the drug is, if possible. Phase II involves studies in a limited patient population to
(i) determine the effectiveness of the drug for specific, targeted indications,
(ii) determine what amount of the drug works best and how much of the drug can be tolerated, and (iii) identify possible adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials further evaluate the effectiveness of the drug and further test for safety in a larger group of people at many different locations.

     There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, for any of our proposed products. Furthermore, the FDA or we may suspend or cancel clinical trials at any time if it is felt that the patients are being exposed to an unacceptable health risk or the FDA finds errors or incorrect information in the IND or due to the conduct of the investigation. Further, FDA regulations state that sponsors of clinical investigations must meet numerous regulatory requirements, including, selection of qualified investigators, proper monitoring of the investigations, recordkeeping and record retention, and ensuring that FDA and all investigators are promptly informed of significant new adverse effects or risks with respect to the drug.

     The results of the drug development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA, which, if accepted, would clear the way for marketing and commercial shipment of the drug. There can be no assurance that any approval will be granted by the FDA at all or, if granted, will be granted on a timely basis. The FDA may deny an NDA if certain regulatory criteria are not satisfied, may require additional testing or information, or may require post-marketing testing and surveillance to monitor the safety of our products if the FDA does not view the NDA as containing enough evidence of the safety and effectiveness of the drug. Even if the company submits additional data, the FDA may still decide that the application does not satisfy its regulatory criteria for approval. In addition, even if regulatory clearance of a drug is granted, such approval may limit the uses for which it may be marketed. Finally, product approvals may be taken away if regulatory standards are not maintained or if problems occur following initial marketing.

     Among the typical conditions for NDA approval is the requirement that the proposed manufacturer's quality control and manufacturing procedures conform to Good Manufacturing Practices, which must be followed at all times. To comply with these standards, we will have to spend a large amount of time, money and effort in the area of production and quality control to ensure full technical compliance.

     In addition to regulations enforced by the FDA, we will also be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations. Our research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds, all of which are regulated. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards set by state and federal regulations, the risk of accidental contamination or injury from these materials is possible. In the event of an accident, the company could be held sued for any damages that result and any such lawsuit could exceed the insurance and resources of the company.

     For clinical investigation and marketing outside the United States, we are also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. These requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within, and outside, the European Union (EU). We plan to comply with the European regulatory process by identifying and using clinical investigators in the member states of the EU and other European countries to conduct clinical studies. Further, we intend to design our studies to meet FDA, EU and other European countries' standards.

     Within the EU, while marketing authorizations must be supported by clinical trial data of a type and to the extent set out by EU directives and guidelines, the approval process for the commencement of clinical trials is not currently harmonized by EU law and varies from country to country. As far as possible, we intend to design our studies so as to develop a regulatory package sufficient for multi-country approval in our European target markets, without the need to duplicate studies for individual country approvals.

     Outside the United States, our ability to market a product is based upon receiving a marketing authorization from the appropriate regulatory authority. Currently, foreign marketing authorizations are applied for at a national level, although within the EU certain registration procedures are available to companies wishing to market the product in more than one EU member state. If the regulatory authority is satisfied that enough evidence of safety, quality and effectiveness has been presented, a marketing authorization will be granted. The system for obtaining marketing authorizations within the EU changed on January 1, 1995. The current EU registration system is a dual one in which certain products, such as biotechnology and high technology products and those containing new active substances, will have access to a central regulatory system that provides registration throughout the entire EU. Other products will be registered by national authorities in individual EU member states, operating on a principle of mutual recognition. This foreign regulatory approval process includes all of the same risks involved in the FDA approval process described above.

  Employees

     As of December 31, 1998, Axys employed 427 individuals, of whom 138 hold Ph.D. or M.D. degrees and 140 hold other advanced degrees. Approximately 345 employees are involved in research and development activities, including a variety of disciplines within the areas of molecular biology and other biological sciences, medicinal chemistry, genomics and genetics, bioinformatics, computer sciences and clinical development.

Approximately 82 employees are employed in finance, corporate development and general administrative activities. In January 1999, as part of our reallocation of resources to our oncology programs, we reduced our work force by approximately 34 employees. None of the company's employees is covered by collective bargaining agreements, and management considers relations with its employees to be good. Axys also enters into part-time consulting arrangements with experienced, professional scientists and managers to supplement our work force.

ITEM 2. PROPERTIES

     Axys currently occupies approximately 265,000 square feet of leased laboratory, support and administrative space in South San Francisco and La Jolla, California and Cambridge, Massachusetts, of which the Company's Advanced Technologies Division occupies approximately 40,000 square feet in South San Francisco. Leases expire on these facilities to October 15, 1999 with respect to approximately 12,150 square feet, December 31, 2002 with respect to the approximately 108,000 square feet, July 31, 2005 with respect to 32,700 square feet, and August 4, 2006 for the remainder of the Company's facilities. Most of these leases have additional options for extensions. In addition to the above listed facilities, the Company is subleasing approximately 39,000 square feet under two sublease agreements to unrelated third parties, with the leases and subleases expiring on July 14, 1999 and July 31, 2005. The Company's existing and planned facilities are believed to be adequate to meet its present requirements, and the Company currently believes that suitable additional space will be available to it, when needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company is subject to legal proceedings or claims arising in the ordinary course of its business. While the outcome of any such proceedings or claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matters were submitted to a vote of the stockholders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below is biographical information on executive officers of Axys as of February 28, 1999.

           NAME             AGE               POSITION WITH AXYS
           ----             ---               ------------------
John P. Walker............  50    Chairman, Chief Executive Officer and
                                  Director
Daniel H. Petree, J.D. ...  43    President, Chief Operating Officer
Frederick J. Ruegsegger...  43    Senior Vice President, Finance and
                                  Corporate Development and Chief Financial
                                  Officer
Michael C. Venuti,          45    Senior Vice President, Preclinical
  Ph.D. ..................        Development, Chief Technical Officer
William J. Newell,          41    Vice President, General Counsel and
  J.D. ...................        Secretary
Natalie J. Warner,          51    Vice President, Medical Affairs
  M.D. ...................

JOHN P. WALKER

     Mr. Walker has been Chief Executive Officer and a director of the company since 1993 and was appointed Chairman of the Board in January 1998. From 1993 to January 1998, he was also President of the company. Prior to joining Axys, Mr. Walker was the Chairman and Chief Executive Officer of Vitaphore Corporation, a medical device company which was sold to Union Carbide in 1990, and for a period of 15 years was an executive with American Hospital Supply Corporation, most recently serving as President of the Hospital Company. Mr. Walker also serves as Chairman of Signal Pharmaceuticals, Inc. and Microcide Corporation and is on the board of directors of Geron Corporation and the Biotechnology Industry Organization. Mr. Walker received a B.A. degree from the State University of New York at Buffalo and conducted graduate business studies at Northwestern University Institute of Management.

DANIEL H. PETREE, J.D.

     Mr. Petree has been President and Chief Operating Officer of the company since January 1998. From June 1996 until January 1998, he served as Executive Vice President, Corporate Development of the company. From August 1993 until June 1996, Mr. Petree served as the company's Vice President, Corporate Development. Mr. Petree also served as Chief Financial Officer of the company from August 1993 until December 1996. From 1992 to 1993, he was Vice President, Business Development of TSI Corporation, a biotechnology service company. Prior to that time, he was with Montgomery Securities, an investment bank, from 1987 to 1992, ultimately serving as Vice President, Health Care Group in Montgomery's corporate finance division. Mr. Petree received a J.D. degree from the University of Michigan Law School and holds a B.A. degree from Stanford University.

FREDERICK J. RUEGSEGGER

     Mr. Ruegsegger has been the company's Senior Vice President, Finance and Corporate Development and Chief Financial Officer since January 1998. Prior to that he served as Vice President, Finance and Administration and Chief Financial Officer of the company from December 1996 until January 1998. From 1993 to 1996, he was President and Chief Executive Officer of EyeSys Technologies, Inc., a medical instrument and software company. Mr. Ruegsegger served as Chief Financial Officer, from 1986 to 1993, and President, from 1991 to 1993, of Vitaphore Corporation, a medical device company. Mr. Ruegsegger also serves as a director of SteriGenics International, Inc. Mr. Ruegsegger received a B.S. degree in Economics from the University of Illinois and a Master of Management from Northwestern University's Kellogg Graduate School of Management.

MICHAEL C. VENUTI, PH.D.

     Dr. Venuti has been the company's Senior Vice President, Research and Preclinical Development since November 1998, and had previously served as Senior Vice President, Research, South San Francisco, Vice President, Research and Chief Technical Officer since January 1998, February 1997 and July 1996, respectively. Dr. Venuti joined the company in November 1994 as Director of Chemistry and was promoted to Vice President of Chemistry in July 1995, where he served until February 1997. From 1993 until he joined the company, he was at Parnassus Pharmaceuticals, a start-up biotechnology company that initiated insolvency proceedings in October 1994, where he was Vice President, Chief Scientific Officer and a founder. From 1988 to 1993, Dr. Venuti was at Genentech, Inc., a biotechnology company, where he was Director of Bioorganic Chemistry, a program that he helped establish. Dr. Venuti received an A.B. in chemistry from Dartmouth College, a Ph.D. in organic chemistry from the Massachusetts Institute of Technology and was a postdoctoral fellow at the Syntex Institute of Organic Chemistry.

WILLIAM J. NEWELL, J.D.

     Mr. Newell joined Axys as Vice President and General Counsel and Secretary in July 1998. From October 1983 to July 1998, Mr. Newell practiced at the firm of McCutchen, Doyle, Brown & Enersen, LLP (Palo Alto Office) where he had been a partner since 1990. He received his J.D. from the University of Michigan Law School and holds an A.B. from Dartmouth College.

NATALIE J. WARNER, M.D.

     Dr. Warner has been the company's Vice President, Medical Affairs since January 1996 when she joined the company in connection with its acquisition of Khepri Pharmaceuticals, Inc., a pharmaceutical research and development company. Dr. Warner has also been Chief Executive Officer of PPGx since its inception in February 1999. From January 1993 to December 1995, she was Vice President of Medical Affairs and Drug Development at Khepri Pharmaceuticals. From 1988 to 1993, Dr. Warner worked at Syntex Corporation, a pharmaceutical products and medical diagnostic systems company, where she held a number of positions, including Vice President of Clinical Research and Vice President, Worldwide Safety, Surveillance and Reporting. Prior to joining Syntex, Dr. Warner was Director of Clinical Research at Merck, Sharp & Dohme Research Laboratories. She received a B.A. from Swarthmore College, an M.D. from Cornell Medical College and completed her fellowship and residency at Columbia University.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Axys' Common Stock began trading on the Nasdaq National Market under the symbol "ARRS" on November 19, 1993. Prior to that date, there was no public market for the Company's Common Stock. On January 12, 1998, when the company acquired Sequana Therapeutics, Inc., the company changed its name to Axys Pharmaceuticals, Inc. and changed its ticker symbol to "AXPH". The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock reported on the Nasdaq National Market. These over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent the sales prices in actual transactions.

                                                              HIGH      LOW
                                                             ------    ------
1997
First Quarter..............................................  $15.88    $12.13
Second Quarter.............................................   14.00      9.50
Third Quarter..............................................   15.63     11.38
Fourth Quarter.............................................   14.00      7.50

1998
First Quarter..............................................  $10.75    $ 7.66
Second Quarter.............................................    8.75      6.50
Third Quarter..............................................    7.75      3.38
Fourth Quarter.............................................    7.06      3.69

     On March 19, 1999, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $4.13 per share.

HOLDERS

     As of February 26, 1999 there were approximately 663 stockholders of record of the Company's Common Stock.

DIVIDENDS

     The Company has not paid dividends on its Common Stock and currently does not plan to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On December 30, 1998, Axys issued 878 shares of Common Stock, valued at approximately $4,100 to MMC/GATX Partnership No. 1, in connection with the net issuance exercise of a warrant.

     On December 17, 1998, Axys issued 23,700 shares of Common Stock, valued at $155,282, to 52nd Street Associates, in connection with a consulting agreement dated November 23, 1998 between Axys and McKinsey & Company, Inc.

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

                           AXYS PHARMACEUTICALS, INC.

     The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" which is included elsewhere in this Annual Report on Form 10-K.

                                                      YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------
                                       1994      1995(1)       1996        1997       1998(2)
                                     --------    --------    --------    --------    ---------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Consolidated Statements of
  Operations:
Revenues...........................  $  8,304    $ 16,727    $ 21,560    $ 24,814    $  47,422
Operating costs and expenses:
  Cost of goods sold...............        --          --          --       1,010        2,058
  Research and development.........    13,155      14,689      24,319      30,040       62,176
  General and administrative.......     4,010       4,247       5,409       7,153       14,460
  Acquired in-process research and
     development...................        --      22,514         230          --      124,888
                                     --------    --------    --------    --------    ---------
Total operating costs and
  expenses.........................    17,165      41,450      29,958      38,203      203,582
                                     --------    --------    --------    --------    ---------
Operating loss.....................    (8,861)    (24,723)     (8,398)    (13,389)    (156,160)
Interest income (expense), net.....       522         990       2,470       2,422        3,812
Equity interest in loss of joint
  venture..........................        --          --          --          --       (2,281)
                                     --------    --------    --------    --------    ---------
Net loss...........................  $ (8,339)   $(23,733)   $ (5,928)   $(10,967)   $(156,124)
                                     ========    ========    ========    ========    =========
Net loss per share, basic and
  diluted..........................  $  (0.97)   $  (2.71)   $  (0.45)   $  (0.73)   $   (5.25)
Weighted average number of shares
  used in computing basic and
  undiluted outstanding............     8,570       8,745      13,177      15,025       29,758

                                                           DECEMBER 31,
                                     ---------------------------------------------------------
                                       1994        1995        1996        1997        1998
                                     --------    --------    --------    --------    ---------
                                                          (IN THOUSANDS)
Consolidated Balance Sheet Data:
Cash, cash equivalents and
  marketable investments...........  $ 30,070    $ 31,105    $ 66,720    $ 53,408    $  72,717
Total assets.......................    34,786      40,293      80,832      73,584      107,262
Long-term obligations..............     7,645      16,490      10,676      15,331       16,816
Accumulated deficit................   (33,298)    (56,876)    (62,804)    (73,771)    (229,895)
Total stockholders' equity.........    13,425       7,278      52,900      43,890       60,512

---------------
(1) Includes the results of operations of Khepri Pharmaceuticals, Inc. from December 22, 1995 through December 31, 1995, including a one-time charge for acquired in-process research and development. Excluding such one-time charge, net loss and net loss per share would have been $1,219,000 and $0.14 per share, respectively.

(2) Includes the results of operations of Sequana Therapeutics, Inc. from January 8, 1998 through December 31, 1998, including a one-time charge for acquired in-process research and development. Excluding such one-time charge, net loss and net loss per share would have been $31,236,000 and $1.05 per share, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains both historical information and forward-looking statements that involve risks and uncertainties. Forward-looking statements include projections and other statements of events that may occur at some point in the future. The company's actual results could differ significantly from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as under "Item 1. Business," including, "What Factors Could Cause Our Results To Differ Significantly From Those You Might Expect".

  Overview

     Since the company's founding in 1989, Axys has devoted most of its resources to research and development programs. To date, the company's revenues have resulted from its collaborative research programs with pharmaceutical companies as part of its drug discovery business and more recently from sales of chemical compound libraries as part of its Advanced Technologies Division ("ATD") combinatorial chemistry business.

     The company's collaborative research programs generally contain one or more of the following sources of revenue to the company:

     - Research Support: Payments which are generally based on the number of researchers Axys is committing to a particular program. These revenues are recorded when earned by the company.

     - License Fees: Payments generally made when a collaboration agreement is signed. These revenues are recorded when the agreement is signed.

     - Commitment Fees: Payments made in conjunction with the company's commitment to perform certain funded research. These revenues are recorded in equal periodic amounts over the course of the research efforts.

     - Milestone Payments: Payments which are based on the company or its partner achieving certain technical or regulatory milestones in the collaboration. These revenues are recorded upon the achievement of mutually agreed milestones.

     - Royalties: Upon commercialization of products resulting from a collaboration, the company may earn royalties based on a percentage of the revenue earned by the collaboration partner. These revenues would be recorded when product sales result from the company's collaborations.

     The company's sales of chemical compound libraries contain one or more of the following sources of revenue to the company:

     - Product Sales: As chemical compound libraries are shipped to customers of the ATD, the Company records revenue based on the contracted price per compound.

     - License Fees: Payments made when compound supply or technology license agreements are signed. These revenues are recorded when the agreement is signed.

     - Commitment Fees: Payments made in conjunction with the ATD's commitment to perform certain obligations under compound supply or technology license agreements. These revenues are recorded in equal periodic amounts over the course of the relevant agreement.

     Although not generally a source of revenue, the collaborative research programs occasionally include the sale of stock by the Company to the pharmaceutical company sponsoring the research. These sales may involve the recognition of revenue by the Company if they are made at a premium to the prevailing price of the Company's common stock at the time of the sale. In that case, the amount of the premium is recognized as revenue at the time of the stock purchase.

     A summary of the company's significant collaborative research agreements, including those of Sequana Therapeutics, Inc., since inception follows:

                            TERM OF
       COMPANY           RESEARCH PHASE                 SUBJECT OF COLLABORATION
       -------           --------------                 ------------------------
Bayer AG ("Bayer")      November 1994 to   Development of inhibitors of the regulatory enzymes
                        November 1997      tryptase and chymase for the treatment of asthma
                                           and other inflammatory and auto-immune diseases. As
                                           of November 1997, the Company completed its
                                           obligations under the research phase of this
                                           agreement. In July 1997, the company reacquired the
                                           rights (with Bayer retaining an option to reacquire
                                           rights again) to exploit tryptase inhibitors
                                           against psoriasis and inflammatory bowel disease,
                                           which were part of the original agreement.
Merck & Co.             November 1996 to   Development of small molecule inhibitors of
  ("Merck")             November 1999      proteases involved in osteoporosis. In November
                                           1998, Merck elected to extend the research phase to
                                           November 1999.
Bristol-Myers Squibb    December 1997 to   Development of protease inhibitors to prevent the
  ("BMS")               December 2000      growth and spread of hepatitis C virus infection.
                                           The company's obligations under the research term
                                           extend to December 2000.
Rhone-Polenc Rorer      December 1998 to   Development of small molecule therapeutics that
  ("RPR")               December 2000      inhibit cathepsin S, a protease associated with
                                           certain inflammatory diseases. The initial research
                                           phase of this agreement extends through December
                                           2000. Rhone-Polenc Rorer has the option to extend
                                           the research phase to December 2002.
Pharmacia & Upjohn      August 1995 to     Development of inhibitors of Factor Xa, Factor VIIa
  ("P&U")               April 1998         and for the treatment of blood clotting disorders.
                                           As of April 1998 the Company completed its
                                           obligations under this agreement.
Amgen, Inc.             May 1993 to        Development of synthetic small molecule mimetics of
  ("Amgen")             February 1997      erythropoietin. As of February 1997 the Company
                                           completed its obligations under this agreement.
P&U                     March 1993 to      Development of certain human growth factor
                        December 1997      mimetics, initially focusing on human growth
                                           hormones. As of December 1997 the Company completed
                                           its obligations under this agreement.
Roche Bioscience        June 1998 to       To develop therapies for pain using functional
  ("RBS")               September 1999     genomics. The research phase may be extended to
                                           June 2000, at the option of RBS.
Parke-Davis             October 1997 to    Identification of genes important in the etiology
  Pharmaceutical        October 2002       of schizophrenia and bipolar disorder. The
  Research Division                        company's obligations under the research term
  of Warner-Lambert                        extend to October 2002.
  Company ("PD")
Boehringer Ingelheim    June 1995 to       Identification of genes important in the etiology
  International GmbH    June 2000          of asthma. As of January 1, 1999 the company agreed
  ("BI")                                   to reduce the number of researchers in this program
                                           and is continuing to have discussions with BI about
                                           the future direction of this collaboration. The
                                           company's current obligations under the research
                                           term extend to June 2000.
Corange                 June 1995 to       Identification of genes important in the etiology
  International, Ltd.   February 1999      of osteoporosis. The research phase of this
  ("Corange")                              collaboration terminated in February 1999.
Glaxo-Wellcome Inc.     July 1994 to       Genomics work in the area of type II diabetes and
  ("Glaxo")             February 1998      human obesity. As of February 1998 the Company
                                           completed its obligations under this agreement.

     With respect to the company's product sales through the ATD, the company has several outstanding agreements with pharmaceutical and biotechnology companies for the production of combinatorial chemistry compounds, of which the following are material to the ATD: Pharmacia & Upjohn, dated March 1996, for the delivery of compounds through December 1999 and Parke-Davis Pharmaceutical Research Division of Warner-Lambert Company, dated May 1998, for the delivery of compounds over the next three years. Additionally, in December 1998, the company entered into an agreement with Rhone-Polenc Rorer for the delivery of compounds through December 2000.

                             RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

     1998 Events Which Affected The Company's Operations: On January 8, 1998 the company completed the acquisition of Sequana Therapeutics, Inc. ("Sequana"), a genomics company of approximately 200 employees based in La Jolla, California. The company acquired all of the outstanding stock of Sequana in exchange for common stock of the company. The discussion below on "In Process Research and Development" sets out in further detail a description of the research programs at Sequana at the date of acquisition. In general, Sequana was a company of similar size and complexity to Axys. Sequana's revenues were primarily derived from collaborative research agreements with most of the same components as those described above for Axys. Consequently, in comparing the operating results of the company for the periods ended December 31, 1998 and 1997, Sequana contributed in large part to the doubling of all of the line items on the Statement of Operations, except "Product Revenues" and "Cost of Goods Sold," which were applicable to of Axys alone.

     In May 1998, the company formed a majority owned subsidiary, Xyris Corporation ("Xyris"), which was established to leverage the company's existing pharmaceutical technology in the agricultural biotechnology market. The company owns 82 percent of the outstanding stock of Xyris as of December 31, 1998, and the remaining 18 percent is owned in part by a third party and by the chief executive officer of Xyris.

REVENUES

  Collaboration and licensing revenues

     The company's collaboration and licensing revenues increased to $38.9 million for the year ended December 31, 1998, from $22.5 million in 1997, primarily due to the acquisition Sequana. If the acquisition had occurred prior to 1997, revenues on a pro forma basis for 1997 would have been $42.1 million, and would have therefore been $3.2 million lower in 1998. Collaboration and licensing revenues for the year ended December 31, 1998 were attributable to the material collaborative research agreements with: (i) Parke-Davis for the gene identification program in schizophrenia and bipolar disorder, and includes research funding; (ii) BI for the gene identification program in asthma, and include research funding; (iii) BMS for the development of small molecule inhibitors of proteases involved in hepatitis C virus infection and include research funding, as well as a licensing fee; (iv) Merck for the development of small molecule inhibitors of proteases involved in osteoporosis, and include research funding and the amortization of an up-front licensing fee; and (v) RPR for the development of small molecule therapeutics that inhibit cathepsin S, associated with certain inflammatory diseases, and include a licensing fee. Although some of these agreements were new, 1998 revenues decreased when compared to 1997 on a pro forma basis because of lower revenues recognized under the following agreements: (i) the end of research funding in July 1998 of the P&U agreement for the development of inhibitors of Factor Xa; (ii) the end of the research phase in November 1997 of the Bayer agreement to develop inhibitors of the regulatory enzymes tryptase and chymase for the treatment of asthma;
(iii) the termination of the Glaxo agreement for the genomics work in the area of type II diabetes and related conditions; and (iv) the end of the research phase of the SB agreement in December 1997 for the inhibition of intracellular viral proteases.

  Product revenues

     The company's product revenues increased to $8.5 million for the year ended December 31, 1998, from $2.3 million in 1997. The increase was primarily due to the overall increase in compound libraries shipped in

1998, when compared to 1997, in accordance with the terms of the combinatorial chemistry agreements with P&U, PD and RPR described above.

  Cost of Goods Sold

     The company's cost of goods sold increased to $2.1 million for the year ended December 31, 1998 from $1.0 million in 1997. The increase was primarily due to more compound libraries being shipped in 1998 than 1997 under the three agreements discussed above.

  Research and Development

     The company's research and development expenses increased to $62.2 million for the year ended December 31, 1998, from $30.0 million in 1997, primarily due to the acquisition of Sequana and additional costs associated with the clinical trials of APC-366, prior to the termination of that program. If the acquisition of Sequana had occurred prior to 1997, research and development expenses would have been $59.9 million in 1997 on a pro forma basis. The increase on a pro forma basis to $62.2 million in 1998 from $59.9 million in 1997 was due to the increase in clinical trial costs discussed above, as well as the expanded research efforts in drug discovery.

  General and Administrative

     The company's general and administrative expenses increased to $14.5 million for the year ended December 31, 1998, from $7.2 million in 1997, primarily due to the Sequana acquisition and the planning of our strategic initiative in oncology. Additionally, general and administrative expenses for 1998 included all of the expenses of the company's subsidiary, Xyris, due to the company's 82% ownership at December 31, 1998. Further expansions in general and administrative expenses took place in legal, finance and business development to support the company's expanded research and development efforts. These increases for 1998 were offset in part by the elimination of approximately $3.0 million of outside service costs, executive management, and other administrative expense from the combining of Arris (as the company was previously known) and Sequana. If the acquisition of Sequana had occurred prior to 1997, pro forma basis general and administrative expenses would have been $12.5 million in 1997. The increase, on a pro forma basis to $14.5 million in 1998 from $12.5 million in 1997 was primarily due to one-time charges related to the integration of Sequana, as well as the other administrative costs discussed above.

  Acquired In-Process Research and Development

     Acquired in-process research and development (IPR&D) expense increased to $124.9 million for the year ended December 31, 1998 due to the company's acquisition of Sequana Therapeutics on January 8, 1998. That acquisition was accounted for using the purchase method of accounting and the $174.1 million purchase price was allocated to the various tangible and intangible assets acquired based on their respective estimated fair values. As a result, $124.9 million was allocated to acquired IPR&D. The $124.9 million was expensed as a non-recurring charge on the acquisition date because the acquired in-process technology had not yet reached technological feasibility, had no future alternative uses, and all programs were still in the research phase. The company's use of the acquired in-process technology is to pursue the discovery of the genetic causes of diseases that can be used in the company's drug discovery programs or in the fulfillment of contractual obligations with our collaborators. The company anticipates that, utilizing the acquired in-process technology, it will take many years to determine the genetic causes of certain diseases and then introduce that information into the company's or our collaborators' drug discovery programs. There can be no assurance that the genetic causes of these diseases will be found, that pharmaceutical agents developed using this genetic information can be discovered by the company or our collaborators which can modulate those diseases, that any resulting pharmaceutical agent will be approved for marketing by regulatory authorities, or that any resulting pharmaceutical agent will be commercially successful.

     The nature of the acquired IPR&D as of the date of the acquisition relates to projects associated with the study of the genetic causes of certain major diseases, the development of software for use principally by the

Company in the study of genetic causes of diseases, and projects in the field of pharmacogenomics (the emerging science of how genetic variation among individuals affects drug safety and efficacy). The purchased research and development was identified and valued through extensive interviews and discussions with appropriate management and scientific personnel and the analysis of data provided by Sequana concerning Sequana's development projects, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The following discussion outlines in detail the methods Axys used in allocating the cost of acquired IPR&D.

     The determination of the genetic causes of diseases as practiced by Sequana included the following four major processes, each of which involve technology risks and uncertainties, with the further risk that the failure to successfully complete any single process can prevent the project from reaching conclusion:

     1. TECHNOLOGY: Development of laboratory methods for DNA sample intake, automated DNA sample handling, automated DNA sample storage which includes data acquisition and retrieval systems, and robotics systems.

     2. DISEASE IDENTIFICATION: Identification of disease populations, which include inbreeding and background evaluations. This phase also includes the securing of contracts to obtain DNA samples and the tracing of patient information, which encompasses parental background, severity of disease, interviews, and physician participation.

     3. GENETIC MAPPING: The processing of DNA samples including genotyping, the development of proprietary genotype markers, high throughput sequencing, computer-based analysis, and candidate gene identification.

     4. GENE IDENTIFICATION AND VALIDATION: The refinement of genetic mapping to localize the gene to a single area of the genome including exact identification of the genetic sequence data, characterization of the function of the gene, localizing of gene function to certain tissues, and validation of the gene's function through manipulation to either induce or inhibit the creation of the product of the genetic sequence under study.

     Due to the nature of the scientific efforts required for each process, the earlier phases, particularly the disease identification phase, involve a level of complexity disproportionately greater than their cost or time to complete relative to the other phases. While programs were at varying stages of completion, all acquired programs were 45% complete in the aggregate.

     At the date of the acquisition, Sequana had ongoing programs in the following areas:

     - Asthma: The study of the genetic causes of Asthma in collaboration with Boehringer Ingelheim Int'l GmbH ("BI"): Sequana had received a milestone payment from BI and was pursuing the discovery of additional genes. The study of the additional genes had completed the first three processes outlined above.

     - Osteoporosis: The study of the genetic causes of Osteoporosis in collaboration with Corange International, Ltd. ("Corange"): Sequana had completed the first three processes outlined above.

     - Non-Insulin Dependent Diabetes Mellitus (NIDDM): The study of the genetic causes of NIDDM (or also Type II diabetes) in collaboration with Glaxo Wellcome, Inc. ("Glaxo"): Sequana had completed the first two processes outlined above.

     - Schiz/Bipolar: The study of the genetic causes of Schizophrenia and Bipolar Disorder (manic depressive illness) in collaboration with Parke-Davis ("Parke-Davis"): Sequana was in middle of the first process outlined above.

     - Obesity: This unpartnered program was set up to study the genetic causes of Obesity and had completed the four processes outlined above in an animal model. This program was also leading to early work in the genetic causes of certain visual disorders.

     - Alzheimer's: The study of the function of genes identified with Alzheimer's disease. Sequana's efforts were focused on phases three and four only, with phase three being completed.

     - Pharmacogenomics: A program generally involved in the development of patient data, software tools and processes in the pursuit of pharmacogenomics activities. Due to the nature of this aspect of the technology acquired, it does not lend itself to being defined in the context of the four processes discussed. The Company estimates that Sequana was 70% complete with respect to the initial development of this technology. The Company intends to continue the development of this technology beyond the initial scope as defined at the date of the acquisition.

     - Other: Smaller studies of the genetic causes of other diseases (Inflammatory Bowel Disease, Type I Diabetes, and diseases associated with genetic variations in certain biological signaling processes -- Potassium Channels) were also underway progressing in varying degrees through the first two processes outlined above.

     The value of Sequana's projects noted above was determined after estimating the net cash flows from such projects, and discounting the net cash flows back to their present value. The net cash flows were based on the Company's estimate of revenue, research and development costs, general and administrative costs and income taxes.

     At the acquisition date, the company estimated revenue for the Sequana projects acquired would relate largely to research support and milestone payments through 2005. The company currently expects that medicines which utilize its proprietary developmental-stage technologies will obtain FDA approval beginning at various times beginning in 2005 through 2016. If such medicines are successfully marketed the Company will receive a royalty on the product sales. Research support costs were estimated at 150% of revenues in 1998, declining to a stabilized level of 65% of revenues in 2002 and beyond. The general and administrative costs were estimated to be approximately $6 million in 1998 and were assumed to grow at 20% annually until 2005, then to stabilize to 8% annual growth thereafter. The effective tax rate utilized was 40%. The discount rate used to value Sequana's IPR&D was 30%. The discount rate considers the company's weighted average cost of capital of 13% at the date of acquisition and a risk premium to reflect the risk associated with the stage of development the Sequana projects. The estimated cost and time needed to complete Sequana's programs at of the date of acquisition was approximately $190 million through 2007.

     Subsequent to the date of acquisition, as part of the company's ongoing assessment of allocating resources to projects, the Obesity and Alzheimers programs were temporarily suspended. In addition, the partnered programs have had the following changes: (i) Glaxo in the NIDDM program exercised their option for early termination upon Sequana's change in control and terminated the research funding in May 1998; (ii) Corange in the Osteoporosis program, changed their priorities following Roche Group's acquisition of Corange, and exercised its right to end this program in February 1999; and (iii) BI in the Asthma program, reduced the amount of research support in January 1999, and is currently in discussion with the company about the future of the program. If the company is unable to find alternative partners for any of these partnered programs, the company will have to further evaluate the future of these programs.

  Interest Income and Interest Expense

     Interest income increased to $4.7 million for the year ended December 31, 1998, from $3.4 million in 1997. The increase was primarily due to the increase in average cash and investment balances between the periods, as a result of the acquisition of Sequana. Interest expense increased to $2.4 million for the year ended December 31, 1998, from $1.0 in 1997. The increase was primarily due to the higher debt balances from the company's two lines of credit and existing leasing arrangements following the acquisition of Sequana. The company has generally used draw-downs from its lending arrangements for capital equipment leasehold improvements.

  Provision for income tax

     The Company incurred a net operating loss in 1998 and, accordingly, no provision for federal or state income taxes was recorded. As of December 31, 1998, the Company had federal net operating tax loss carryforward of approximately $75.5 million. The company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended.

  Equity Interest in Loss of Joint Venture

     Equity interest in loss of joint venture increased to $2.4 million for the year ended December 31, 1998, and was due to the increase in the loss for Genos, which was acquired as part of the company's acquisition of Sequana. This amount represents the company's 50% portion of Genos' loss for 1998 based on its percentage ownership.

  Minority Interest

     Minority interest represents another investor's share of a subsidiary's operating income (loss), where the company owns 51% to 99% of that subsidiary. Income reported by the company which is attributable to a minority interest increased to $112,000 for the year ended December 1998, from none in 1997. This amount is the result of the formation of the Company's majority owned subsidiary, Xyris. Since we reports all of Xyris's expenses as our expenses (see "General and Administrative" above), this one line allocates a portion of Xyris' loss to the minority shareholders, and offsets our operating loss.

YEARS ENDED DECEMBER 31, 1997 AND 1996

  Revenues

     Collaboration and licensing revenues

     The company's collaboration and licensing revenues increased to $22.5 million for the year ended December 31, 1997 from $21.6 million in 1996. The company's collaboration and licensing revenues for the year ended December 31, 1997 were attributable to collaborations with P&U, Amgen, Bayer, SB, Merck, Abbott and BMS. The increase in 1997 was primarily due to (i) the inclusion of a full year of research and development funding support under a collaboration with Merck, which commenced in November 1996, to develop small molecule inhibitors of proteases involved in osteoporosis; (ii) additional research funding under a collaboration with PNU for the Xa project, which commenced in September 1995;
(iii) the commencement of the collaboration with BMS to develop small molecule inhibitors of proteases involved in Hepatitis C virus infection; (iv) the commencement of the collaboration with Abbott to transfer to Abbott specialized drug discovery technologies for application by Abbott in an undisclosed proprietary research program; and (v) the inclusion of a full year of research and development funding support under a collaboration with SB, which commenced in June 1996, to develop inhibitors using Axys' proprietary Delta technology targeting intracellular viral proteases. The increases were partially offset by lower revenues recognized under the erythropoietin collaboration with Amgen, human growth hormone collaboration with P&U and the oral tryptase inhibitor collaboration with Bayer, where the funded research portion of these agreements ended during 1997.

  Product revenues

     Product revenues increased to $2.3 million for the year ended December 31, 1997 from none in 1996, primarily from the sale of combinatorial chemistry compounds. The company first starting shipping small molecule synthetic organic compounds in 1997 under an agreement with P&U, which commenced in March 1996 and extends until December 1999.

  Cost of Goods Sold

     Cost of goods sold increased to $1.0 million for the year ended December 31, 1997, and was primarily due to the costs of producing combinatorial chemistry libraries. These costs were specifically related to the agreement with P&U for the compounds that were shipped during 1997.

  Research and Development

     The company's research and development expenses increased to $30.0 million for the year ended December 31, 1997, from $24.3 million in 1996, primarily due to the expansion of the company's research efforts in new and existing programs, the expense of two phase IIa clinical trials of APC-366, and investments in proprietary programs.

  General and Administrative

     The company's general and administrative expenses increased to $7.2 million for the year ended December 31, 1997, from $5.4 million in 1996, primarily due to increased support associated with the company's expanded research and development efforts, and the expansion of the company's facilities and business development activities.

  Interest income and interest expense

     Interest income increased to $3.4 million for the year ended December 31, 1997, from $3.1 million for the same period in 1996. The increase was primarily due to the increase in average cash balance between the periods, resulting from the receipt of up-front fees collected under new collaborations and the collection of revenues from the shipment of compounds under the collaboration with P&U. Interest expense increased to $1.0 million for the year ended December 31, 1997, from $670,000 in the same period in 1996. The increase was primarily due to the higher debt balances carried under bank lines of credit. The company has generally used draw-downs from its lending arrangements for capital equipment acquisitions.

  Provision for income tax

     The company incurred a net operating loss in 1997 and, accordingly, no provision for federal or state income taxes was recorded. As of December 31, 1997, the company had federal net operating tax loss carryforward of approximately $21.7 million. The company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to the "change in ownership rules" under Section 382 of the Internal Revenue Code of 1986, as amended.

LIQUIDITY AND CAPITAL RESOURCES

     The company has financed its operations since inception primarily through private and public offerings of capital stock, through corporate collaborative research agreements, and sales of combinatorial chemistry compounds. As of December 31, 1998, the company had realized approximately $182 million (of which approximately $86 million was derived from Sequana) in net proceeds from offerings of its capital stock. In addition, the company had realized approximately $160 million (of which approximately $60 million was derived from Sequana) since inception from its collaborative research agreements and the sale of compound libraries.

     The company's principal sources of liquidity are its cash and investments, which totaled $72.7 million as of December 31, 1998. The company has two lines of credit under which it had borrowed a total of $25.9 million under the agreements as of December 31, 1998. The company has no additional borrowing capacity under these agreements.

     Net cash used in operating activities during the year ended December 31, 1998 was $27.2 million on a consolidated basis with Sequana, compared to $14.5 million, which represents Arris Pharmaceutical Corporation only in the same period in 1997. The increase was primarily due to the increase in net loss for the year ended December 31, 1998, which was principally due to the combined operating results of Arris and Sequana and cash used in the acquisition of Sequana. Cash used in operating activities is expected to fluctuate from year to year depending, in part, upon the timing and amounts, if any, of cash received from existing and new collaboration agreements and the sale of compound libraries.

     The company also used approximately $8.3 million for the purchase of property, plant and equipment during the year ended December 31, 1998. Additional equipment is expected to be acquired or leased in connection with the company's continuing research and development activities.

     The company expects that its existing capital resources, including research and development revenues from existing collaborations, will enable the company to maintain current and planned operations for at least two years. The company will need to raise substantial additional capital to fund its operations beyond the end of such period. The company plans to seek such additional funding through use of various financing mechanisms that may then be available to the company.

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

IMPACT OF THE YEAR 2000

     The Year 2000 problem or the "Y2K problem" is a problem that may arise at the turn of the century in computers or other equipment that utilizes microprocessor technology. Some computer software programs and computer equipment, as well as other equipment using embedded microprocessors, use two digit date fields rather than four date digit fields (that is, "98" in the computer code refers to the year "1998"). As a result, time-related functions in such software and equipment may misinterpret dates after January 1, 2000 to refer to the twentieth century rather than the twenty-first century (that is, "02" could be interpreted as "1902" rather than "2002"). This could potentially cause system or equipment shutdowns, failures or miscalculations, resulting in inaccuracies in computer output. The Y2K problem is a global problem and has the potential to impact virtually every company to one degree or another, including our company.

     The company is addressing the Y2K problem by reviewing its core information technology systems, including its servers, databases, desktop computers, significant applications (whether licensed from third parties or developed internally) and significant microprocessor-controlled equipment for Y2K readiness. Because the Y2K problem potentially affects many other companies, we are also in the process of reviewing the Y2K readiness of our vendors, service providers and other companies (including collaboration partners and customers) with whom we have significant business relationships ("Important Third Parties").

     As the company completes these internal and external reviews, the company has been prioritizing the responses it needs to take to address the Y2K problem, to address the highest priorities first and to develop by the end of the second quarter of 1999 such contingency plans as management believes to be prudent. With respect to the company's core information technology systems and desktop computers, the company expects to have completed its review and to have made any necessary modifications or replacements by the end of the second quarter of 1999. With respect to third party software applications, the company expects to complete its review and to replace or upgrade such applications by the end of the third quarter of 1999. In this regard, the company is currently in the final stages of replacing its enterprise management information system with a new system that will be Y2K ready. With respect to the few software applications the company has developed and licensed to third parties, the company has completed its review of some of these applications and believes them to be Y2K ready. The remaining applications are being tested and if determined not to be Y2K ready, the company expects to provide to upgrades to such applications to make them Y2K ready by the third quarter of 1999. With respect to other internally-developed software applications, the company has compiled a list of such applications and has initiated the design of appropriate tests. The company expects to complete its review and replacement or upgrade of these applications by the end of the second quarter of 1999. Finally, with respect to other significant microprocessor-controlled equipment, the company has identified such equipment and is in the process of testing it.

     The company expects to complete its test of such equipment and to have made any necessary upgrades or replacements by the end of the third quarter of 1999. The review of the Y2K readiness of Important Third Parties is in-progress and is expected to be substantially completed by the end of the second quarter of 1999. Following completion, the company expects to assess the nature and extent of the risk from non-readiness by such third parties and to either cease doing business with such third parties, locate back-up businesses who are Y2K ready, obtain reasonable assurances of Y2K readiness, or to implement other appropriate contingency plans, by the end of 1999.

     The total costs associated with the company's Y2K readiness efforts is estimated to be less than $250,000. Expenditures to date with respect to the Y2K problem have not been material and have largely consisted of the time of company personnel.

     The company believes that its Y2K readiness review and the actions it intends to take prior to the end of 1999 should result in the absence of significant Y2K-related problems for the company's computer systems, applications and microprocessor-controlled equipment. However, there can be no assurances that the company will be able to complete its review of various systems within the time frames indicated, that the company, will be completely Y2K ready by the end of 1999 or that the company will not encounter Y2K-related problems that could have a material adverse affect on the company's results of operations and financial condition. In addition, the company cannot guarantee the Y2K readiness of Important Third Parties and certain business disruptions could occur, such as a financial institution's inability to process checks drawn on bank accounts, to accept deposits or process wire transfers, an Important Third Party's business failure, interruption in deliveries of equipment, supplies and services from Important Third Parties, loss of voice and/or data connections, loss of power to electrical facilities, and other business interruptions which cannot be predicted. Accordingly, there can be no assurance that Y2K-related problems of Important Third Parties will not have a material adverse affect on the company's results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Due to the composition of the company's interest earning assets (82% mature within one year) and interest bearing liabilities, the Company believes that the market risk is not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           AXYS PHARMACEUTICALS, INC.

                         INDEX TO FINANCIAL STATEMENTS
                  YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996
                      WITH REPORT OF INDEPENDENT AUDITORS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................    40
Consolidated Balance Sheets.................................    41
Consolidated Statements of Operations.......................    42
Consolidated Statement of Stockholders' Equity..............    43
Consolidated Statements of Cash Flows.......................    44
Notes to Consolidated Financial Statements..................    45

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Axys Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Axys Pharmaceuticals, Inc. (formerly Arris Pharmaceutical Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axys Pharmaceuticals, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Palo Alto, California
February 5, 1999

                           AXYS PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998       1997(1)
                                                              ---------    --------
Current assets:
Cash and cash equivalents...................................  $  36,261    $ 22,938
Short-term marketable investments...........................     23,999      30,470
Accounts receivable, trade..................................      2,140       1,301
Inventory...................................................        435          --
Prepaid expenses and other current assets...................      4,513       2,767
                                                              ---------    --------
          Total current assets..............................     67,348      57,476
Marketable investments......................................     12,457          --
Property and equipment, net.................................     21,510      14,454
Investment in joint venture.................................      1,908          --
Note receivable from officer................................        821         810
Intangible assets, net......................................      2,200         175
Other assets................................................      1,018         669
                                                              ---------    --------
                                                              $ 107,262    $ 73,584
                                                              =========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $   3,788    $  1,622
Accrued compensation........................................      4,232       1,793
Other accrued liabilities...................................      2,956       2,148
Current portion of deferred revenue.........................      8,698       5,410
Current portion of capital lease and debt obligations.......      9,872       3,390
                                                              ---------    --------
          Total current liabilities.........................     29,546      14,363
Deferred revenue, noncurrent................................         --         726
Capital lease and debt obligations, noncurrent..............     16,816      14,605
Minority interest...........................................        388          --
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, none issued or outstanding.................         --          --
  Common stock, $0.001 par value, 50,000,000 shares
     authorized, 30,234,150 and 15,203,089 shares issued and
     outstanding at December 31, 1998 and 1997,
     respectively...........................................    290,291     117,786
Note receivable from officer................................         --        (125)
Accumulated other comprehensive income......................        116          --
Accumulated deficit.........................................   (229,895)    (73,771)
                                                              ---------    --------
Total stockholders' equity..................................     60,512      43,890
                                                              ---------    --------
                                                              $ 107,262    $ 73,584
                                                              =========    ========

---------------
(1) Represents the balances of Arris Pharmaceutical Corporation only.

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998       1997(1)     1996(1)
                                                             ---------    --------    -------
Revenues:
  Collaboration and licensing revenues.....................  $  38,910    $ 22,499    $21,560
  Product revenues.........................................      8,512       2,315         --
                                                             ---------    --------    -------
     Total revenues........................................     47,422      24,814     21,560
Operating costs and expenses:
  Cost of goods sold.......................................      2,058       1,010         --
  Research and development.................................     62,176      30,040     24,319
  General and administrative...............................     14,460       7,153      5,409
  Acquired in-process research and development.............    124,888          --        230
                                                             ---------    --------    -------
     Total operating costs and expenses....................    203,582      38,203     29,958
                                                             ---------    --------    -------
Operating loss.............................................   (156,160)    (13,389)    (8,398)
Interest income............................................      4,720       3,436      3,140
Interest expense...........................................     (2,403)     (1,014)      (670)
Equity interest in loss of joint venture...................     (2,393)         --         --
Minority interest..........................................        112          --         --
                                                             ---------    --------    -------
Net loss...................................................  $(156,124)   $(10,967)   $(5,928)
                                                             ---------    --------    -------
Basic and diluted net loss per share.......................  $   (5.25)   $  (0.73)   $ (0.45)
                                                             =========    ========    =======
Shares used in computing basic and diluted net loss per
  share....................................................     29,758      15,025     13,177
                                                             =========    ========    =======

---------------
(1) Represents the results of Arris Pharmaceutical Corporation only.

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         NOTE                        ACCUMULATED
                                 COMMON STOCK         RECEIVABLE                        OTHER                           TOTAL
                            ----------------------       FROM         DEFERRED      COMPREHENSIVE    ACCUMULATED    STOCKHOLDERS'
                              SHARES       AMOUNT      OFFICER      COMPENSATION       INCOME          DEFICIT         EQUITY
                            ----------    --------    ----------    ------------    -------------    -----------    -------------
Balances at December 31,
  1995....................  10,169,076    $ 64,389      $(200)          $(35)           $ --          $ (56,876)      $   7,278
Exercise of options and a
  warrant to purchase
  common stock............     466,088       1,425         --             --              --                 --           1,425
Issuance of common stock,
  net of issuance costs of
  $3,138..................    3,450,00      41,712         --             --              --                 --          41,712
Issuance of common stock
  in connection with the
  Employee Stock Purchase
  Plan ("ESPP")...........      66,692         393         --             --              --                 --             393
Issuance of common stock
  in connection with the
  exercise of the Arris
  Canada minority interest
  option..................     161,418       1,800         --             --              --                 --           1,800
Issuance of common stock
  in connection with the
  acquisition of Khepri
  Pharmaceuticals, Inc....     518,701       6,185         --             --              --                 --           6,185
Amortization of deferred
  compensation............          --          --         --             35              --                 --              35
Net loss..................          --          --         --             --              --             (5,928)         (5,928)
                            ----------    --------      -----           ----            ----          ---------       ---------
Balances at December 31,
  1996....................  14,831,975     115,904       (200)            --              --            (62,804)         52,900
Exercise of options and a
  warrant to purchase
  common stock............     313,000       1,327         --             --              --                 --           1,327
Issuance of common stock
  in connection with the
  ESPP....................      58,114         555         --             --              --                 --             555
Forgiveness of note
  receivable..............          --          --         75             --              --                 --              75
Net loss..................          --          --         --             --              --            (10,967)        (10,967)
                            ----------    --------      -----           ----            ----          ---------       ---------
Balances at December 31,
  1997....................  15,203,089     117,786       (125)            --              --            (73,771)         43,890
Exercise of options and
  warrants to purchase
  common stock............      91,649         621         --             --              --                 --             621
Issuance of common stock
  for cash................     132,254       1,063         --             --              --                 --           1,063
Issuance of common stock
  in connection with the
  ESPP....................     189,145       1,091         --             --              --                 --           1,091
Issuance of common stock
  in connection with the
  acquisition of Sequana
  Therapeutics, Inc.......  14,618,013     169,730         --             --              --                 --         169,730
Forgiveness of note
  receivable..............          --          --        125             --              --                 --             125
Net loss..................          --          --         --             --              --           (156,124)       (156,124)
Unrealized gain on
  securities..............          --          --         --             --             116                 --             116
                                                                                                                      ---------
Comprehensive loss........          --          --         --             --              --                 --        (156,008)
                            ----------    --------      -----           ----            ----          ---------       ---------
Balance at December 31,
  1998....................  30,234,150    $290,291      $  --           $ --            $116          $(229,895)      $  60,512
                            ==========    ========      =====           ====            ====          =========       =========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998       1997 (1)    1996 (1)
                                                              ---------    --------    --------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(156,124)   $(10,967)   $ (5,928)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     10,156       4,183       3,859
  Loss on disposal of fixed assets..........................         44          --         209
  Equity interest in loss of joint venture..................      2,393          --          --
  Acquired in-process research and development..............    124,888          --         230
  Forgiveness of note receivable from officer...............        155          75          --
  Minority interest.........................................        388          --          --
  Changes in assets and liabilities:
    Accounts receivable.....................................       (839)     (1,301)         --
    Inventory...............................................       (435)         --          --
    Prepaid expenses and other current assets...............        636        (585)     (1,419)
    Other assets............................................     (2,469)       (345)       (657)
    Accounts payable........................................     (5,818)        183         567
    Accrued compensation....................................      2,440         313        (203)
    Accrued merger costs....................................         --          --        (762)
    Other accrued liabilities...............................        808         578        (319)
    Deferred revenue........................................     (3,382)     (6,620)     (1,301)
                                                              ---------    --------    --------
Net cash and cash equivalents used in operating
  activities................................................    (27,159)    (14,486)     (5,724)
                                                              ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Available for-sale-securities:
  Purchases.................................................    (56,065)    (22,092)    (11,628)
  Maturities................................................     92,107       3,249          --
Held-to-maturity securities:
  Purchases.................................................         --      (9,683)    (74,458)
  Maturities................................................         --      46,704      46,837
Sale (purchase) of restricted cash and investments..........         --       7,250      (7,250)
Acquisition, net of cash balances...........................     13,270          --          --
Investment in Genos joint venture...........................     (2,000)         --          --
Proceeds from sale of property and equipment................        119
Expenditures for property and equipment.....................     (8,263)     (6,297)     (6,881)
                                                              ---------    --------    --------
Net cash and cash equivalents provided by (used in)
  investing activities......................................     39,166      19,131     (53,380)
                                                              ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock..................      2,775       1,882      43,495
Proceeds from issuance of note payable and capital lease
  obligations...............................................      6,174      19,115       9,164
Principal payments on note payable and capital lease
  obligations...............................................     (7,633)    (13,526)     (4,439)
                                                              ---------    --------    --------
Net cash and cash equivalents provided by financing
  activities................................................      1,316       7,471      48,220
                                                              ---------    --------    --------
Net increase (decrease) in cash and cash equivalents........     13,323      12,116     (10,884)
Cash and cash equivalents, beginning of year................     22,938      10,822      21,706
                                                              ---------    --------    --------
Cash and cash equivalents, end of year......................  $  36,261    $ 22,938    $ 10,822
                                                              =========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid during the year for interest......................  $   2,284    $    826    $    623
                                                              =========    ========    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ANDFINANCING
  ACTIVITIES
Issuance of common stock and value of options and warrants
  issued in acquisitions....................................  $ 169,730    $     --    $  6,185
                                                              =========    ========    ========
Issuance of common stock to Arris Canada minority interest
  investors.................................................  $      --    $     --    $  1,800
                                                              =========    ========    ========
Noncash acquisition of equipment under capital lease........  $      --    $  1,719    $     --
                                                              =========    ========    ========

---------------
(1) Represents the results of Arris Pharmaceutical Corporation only.
                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Axys Pharmaceuticals, Inc., a Delaware corporation ("Axys" or the "Company"), formerly known as Arris Pharmaceutical Corporation ("Arris"), focuses on transforming gene discoveries into drugs. Axys' business is focused in three primary areas: (i) drug discovery and development programs in collaboration with pharmaceutical and biotechnology companies, (ii) drug discovery and development programs which are not partnered in the area of oncology, and (iii) the spin out of affiliated businesses in combinatorial chemistry, pharmacogenomics, and agricultural biotechnology.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arris Protease, Inc., Arris Pharmaceuticals Canada, Inc., and Sequana Therapeutics, Inc. ("Sequana") (See "Acquisition of Sequana", Note 2), and includes the accounts of Xyris Corporation, the Company's majority owned subsidiary (See "Formation of Xyris Corporation", Note 4). All significant intercompany accounts and transactions have been eliminated.

     Sequana owns 50% of Genos, a joint venture with Memorial Sloan Kettering Cancer Center ("MSKCC"). This investment is accounted for under the equity method.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could be material.

  Cash and Cash Equivalents and Investments

     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments.

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, including adjustments for amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts to maturity are included in interest income.

     The Company currently considers all its investment securities as available-for-sale. Available-for-sale securities are reported at estimated fair market value with the related unrealized gains and losses included in stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary are also included in interest income and expense and have been immaterial. The cost of securities sold is based on the specific identification method.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 1998, inventories consisted of the following (in thousands):

Raw materials.................................  $ 69
Finished goods................................   366
                                                ----
                                                $435
                                                ====

                           AXYS PHARMACEUTICALS, INC.

  Depreciation and Amortization

     Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Machinery and equipment has estimated useful lives ranging from 3 to 7 years and furniture and office equipment has a useful life of 5 years. Purchased computer software is amortized over 3 years. Leasehold improvements are amortized over the term of the lease or economic useful life, whichever is shorter.

  Revenue Recognition

     The Company recognizes revenues from its collaborative research programs as well as from product sales. Under the collaborative research agreements, revenue is recorded when earned as defined in the respective agreements. In general, these agreements have five components of revenue; (i) research support, (ii) license fees, (iii) commitment fees, (iv) milestone payments, and (v) royalties. Research funding and commitment fees are recognized over the research period and payments received in advance are recorded as deferred revenue. Licensing fees are recognized at the time of signing and milestone payments are recognized upon the achievement of mutually agreed upon benchmarks.

     Product sales, which result from the delivery of libraries of combinatorial chemistry compounds to pharmaceutical industry customers are recognized as revenue when the compounds are shipped. Any licensing fees associated with these compound supply agreements are recognized at the time of signing.

  Research and Development

     Research and development expenses consist of costs incurred for independent and collaborative research and development. These costs include direct costs and research-related overhead expenses. Research and development expenses under the collaborative research agreements approximate the research support revenue recognized under the agreements of $24,804,000, $13,622,000, and $12,801,000 in 1998, 1997 and 1996 respectively.

  Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option and purchase plans. See Note 8 for pro forma disclosures required by FAS 123.

  Net Loss Per Share

     Basic earnings per share is computed based on the weighted average number of shares of the Company's common stock outstanding. In addition, there were other dilutive securities in the form of options and warrants to purchase 5,050,026, 2,168,860, and 1,932,981 shares of common stock outstanding at December 31, 1998, 1997, and 1996, respectively. These shares, which would normally be included in the computation of dilutive earnings per share, were not included in that computation because the effect would be antidilutive.

  Comprehensive Income

     As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." Comprehensive loss is comprised of reported net loss and unrealized holding gains on available-for-sale securities. Comprehensive loss has been shown in the Consolidated Statements of Stockholders' Equity.

                           AXYS PHARMACEUTICALS, INC.

  Segment Information

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see "Segment Information", Note 12).

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1998 presentations.

 2. ACQUISITION OF SEQUANA

     On January 8, 1998, the Company acquired all of the outstanding capital stock of Sequana, a genomics company that used industrial-scale gene discovery technology and functional genomics to discover and characterize genes that cause certain common diseases. The Company issued shares of Axys Common Stock in exchange for all the outstanding common stock of Sequana, on the basis of 1.35 shares of Axys' common stock for one share of Sequana common stock. The purchase price of $174,070,000 consisted of (i) the issuance of 14,618,013 shares of Company common stock valued at $168,107,000, in exchange for all outstanding Sequana capital stock, (ii) the issuance of Company warrants valued at $1,623,000 in exchange for all of the outstanding Sequana warrants, and (iii) transaction costs totaling $4,340,000.

     The allocation of the purchase price was determined as follows:

Net tangible assets acquired................................  $ 45,882,000
Assembled workforce of Sequana..............................     3,300,000
Acquired in-process research and development................   124,888,000
                                                              ------------
          Total.............................................  $174,070,000
                                                              ============

     The acquisition has been accounted for as a purchase and accordingly, the original purchase price was allocated to acquired assets and assumed liabilities based upon their estimated fair values at the date of acquisition, and to the estimated fair value of in-process research and development ("IPR&D") was charged as an expense in the Axys consolidated financial statements as such acquired IPR&D had not reached technological feasibility. Intangible assets, other than the technology-related assets arising from the acquisition are being amortized on a straight line basis over 36 months.

     The acquired in-process research and development projects in the Sequana acquisition consisted of eight significant research and development projects. At the time of the acquisition, Sequana was developing technology in gene discovery, which included DNA sample collection, genetic and physical mapping, DNA sequencing and mutation analysis, and gene characterization and assay development. Projects were underway associated with the study of the genetic causes of certain diseases, the development of software used in the study of genetic causes of diseases, and projects in the field of pharmacogenomics (the science of how genetic variation among individuals affects drug safety and efficacy).

     The value allocated to purchased IPR&D was determined by estimating the costs to develop the purchased in-process technology into viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that takes into account the Company's weighted average cost of capital and the uncertainty surrounding the

                           AXYS PHARMACEUTICALS, INC.

successful development of the purchased in-process technology. Should these projects not be successfully developed, future revenue and profitability of the Company may be adversely affected.

     A brief description of each of the eight in-process projects is set forth below:

     - The study of the genetic causes of Asthma in collaboration with Boeringer Ingelheim Int'l GmbH ("BI")

     - The study of the genetic causes of Osteoporosis in collaboration with Corange International, Ltd. ("Corange")

     - The study of the genetic causes of Non-insulin Dependent Diabetes Mellitus (NIDDM or also Type II diabetes) in collaboration with Glaxo Wellcome, Inc. ("Glaxo")

     - The study of the genetic causes of Schizophrenia and Bipolar Disorder (manic depressive illness) in collaboration with Parke-Davis ("Parke-Davis")

     - The study of the genetic causes of Obesity

     - The study of the function of genes identified with Alzheimers disease using Sequana's nematode worm model system.

     - A program generally involved in the development of patient data, software tools and processes in the pursuit of pharmacogenomics activities.

     - Smaller studies of the genetic causes of other diseases (Alzheimers Disease, Cardiovascular Disease, Type I Diabetes, and Diseases associated with genetic variations in certain biological signaling processes
        -- (Potassium Channels) were also underway.

     The operating results of Sequana from January 1, 1998 to December 31, 1998 have been included in the Company's consolidated results of operations. The operating results of Sequana from January 1, 1998 to January 8, 1998 (date of acquisition) are considered immaterial.

     As part of the Company's acquisition of Sequana, the Company also obtained 50% ownership of Genos Biosciences, Inc. ("Genos") (see "Investment in Joint Venture", Note 1).

     The following unaudited pro forma financial summary is presented as if the operations of the Company and Sequana were combined as of January 1, 1997. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at that date, or of the future operations of the combined entities. Nonrecurring charges, such as the acquired in-process research and development charge of $124.9 million are not reflected in the following pro forma financial summary.

PRO FORMA FINANCIAL SUMMARY FOR THE YEAR ENDED DECEMBER 31, 1997 (UNAUDITED)

                                                  (In thousands, except per
                                                        share amount)
                                                  -------------------------
Contract Revenues...............................          $ 44,399
Net Loss........................................           (26,108)
Basic and diluted net loss per share............          $  (0.89)

 3. INVESTMENT IN JOINT VENTURE

     In January 1997, Sequana formed Genos with MSKCC to focus on research and identification of genes and related genetic information of values in the prognosis, diagnosis and positive treatment of certain common cancers. As of December 31, 1998 Sequana had invested $5.2 million and licensed certain of its technology to

                           AXYS PHARMACEUTICALS, INC.

Genos and has contracted with Genos to conduct research and provide certain other services to the joint venture. Payments to date for such research and services have not been material.

     In connection with the formation of Genos, Sequana issued a warrant to MSKCC to purchase 350,000 shares of Sequana's common stock. That warrant was assumed by the Company as part of the acquisition of Sequana on January 8, 1998, and was converted to a warrant to purchase an aggregate of 472,500 shares of Axys common stock at a price of $12.87 per share.

 4. FORMATION OF XYRIS CORPORATION

     In May 1998, the Company formed a majority owned subsidiary, Xyris Corporation ("Xyris"), which was established to leverage Axys' existing pharmaceutical technology in the agricultural biotechnology market. In connection with the formation of Xyris, the Company granted Xyris the right, for a limited period, to negotiate an exclusive license in the field of agriculture to all Axys technology in exchange for an 82% ownership interest. A third party contributed $500,000 cash in exchange for a 15% ownership interest in Xyris. Under the terms of the financing, the Company granted the third party the right (the "Put Option") to require the Company to purchase all of the third party's interest in Xyris in exchange for that number of shares of the Company whose market value equals $500,000 at the date of the exercise of the Put Option. The Put Option was replaced by a new put option upon the closing of a second round of financing for Xyris in February 1999 (see "Subsequent Events-Second Round of Financing for Xyris Corporation," Note 15).

 5. COLLABORATIVE RESEARCH AGREEMENTS AND PRODUCT SALES AGREEMENTS

     Since the Company's inception in April 1989 and subsequently with the acquisition of Sequana, the Company and its subsidiaries have funded much of their research through collaborative research agreements with pharmaceutical companies and from the sales of libraries of combinatorial chemistry compounds.

     In general, the collaborative research agreements include: (i) research support payments which the Company receives based on the number of researchers Axys is committing to the collaboration. In many cases, the agreements call for full-time scientific personnel with specific educational and professional achievements, as well as, in certain cases, related expertise in the area. Many of these agreements provide for extension periods at the option of the partner, which if agreed by the Company, would extend the research commitment; (ii) license fees or commitment fees received at the signing of a collaboration agreement in exchange for certain technology or product rights; (iii) milestone payments which are based on the Company or the collaboration partner achieving certain designated technical or regulatory objectives; (iv) royalty payments upon commercialization of any products resulting from the collaboration, usually based on a percentage of sales by the collaboration partner.

     With respect to the Company's product sales through its Advanced Technologies Division (see "Segment Information", Note 12), the Company has agreements with pharmaceutical and biotechnology companies for the production of combinatorial chemistry compounds, often referred to as libraries. These agreements include: (i) revenues from the delivery of chemical compound libraries based on a contracted price per compound; and (ii) license fees received at the signing of the agreement in exchange for technology rights.

                           AXYS PHARMACEUTICALS, INC.

 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Cash equivalents and marketable investments:

     The following is a summary of available-for-sale securities at December 31, 1998 and 1997:

                                                             GROSS        GROSS      ESTIMATED
                                                           UNREALIZED   UNREALIZED     FAIR
                                                  COST       GAINS        LOSSES       VALUE
                                                 -------   ----------   ----------   ---------
                                                                (IN THOUSANDS)
AT DECEMBER 31, 1998:
Commercial paper of U.S. corporations..........  $23,572      $ 35         $ --       $23,607
U.S. treasury securities.......................      500         1           --           501
Certificates of deposit........................    4,003         9           --          4012
Securities of foreign corporations.............    3,431        13           --         3,444
U.S. agency securities.........................    7,801        24           --         7,825
Municipal obligations..........................    4,001        34           --         4,035
                                                 -------      ----         ----       -------
                                                 $43,308      $116         $ --       $43,424
                                                 =======      ====         ====       =======
AT DECEMBER 31, 1997:
Commercial Paper of U.S. corporations..........  $21,430      $ --         $(45)      $21,385
U.S. treasury securities.......................   14,384        27           --        14,411
Certificates of deposit........................    2,999        --           --         2,999
Securities of foreign corporations.............    2,948         2           --         2,950
U.S. agency securities.........................    2,121        --          (43)        2,078
                                                 -------      ----         ----       -------
                                                 $43,882      $ 29         $(88)      $43,823
                                                 =======      ====         ====       =======
Balance sheet classification:
AT DECEMBER 31, 1998:
Cash equivalents...............................  $ 6,967      $  1         $ --       $ 6,968
Short-term marketable investments..............   23,928        71           --        23,999
Marketable investments.........................   12,413        44           --        12,457
                                                 -------      ----         ----       -------
                                                 $43,308      $116         $ --       $43,424
                                                 =======      ====         ====       =======
AT DECEMBER 31, 1997:
Cash equivalents...............................  $13,412      $ --         $ --       $13,412
Short-term marketable investments..............   30,470        29         $(88)       30,411
                                                 -------      ----         ----       -------
                                                 $43,882      $ 29         $(88)      $43,823
                                                 =======      ====         ====       =======

     At December 31, 1998, the marketable investments of $12,457,000 have contractual maturities that are due at various times up to 26 months.

  Estimated fair value of other financial instruments:

     The carrying value of the notes payable approximate their estimated fair value. The fair value of the notes payable was estimated based on current interest rates available to the Company for debt instruments with similar terms, degree of risk and remaining maturities.

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

                           AXYS PHARMACEUTICALS, INC.

 7. PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and consists of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Machinery and equipment................................  $ 33,039    $ 15,569
Purchased software.....................................     1,748         875
Furniture and office equipment.........................     2,220       1,397
Leasehold improvements.................................    12,420       9,747
Construction in progress...............................       262         204
                                                         --------    --------
                                                           49,689      27,792
Less accumulated depreciation and amortization.........   (28,179)    (13,338)
                                                         --------    --------
                                                         $ 21,510    $ 14,454
                                                         ========    ========

     Property and equipment includes approximately $15,011,000 and $12,267,000 recorded under capital leases at December 31, 1998 and 1997, respectively. Amortization is included with depreciation expense. Accumulated amortization of equipment under capital leases was approximately $12,886,000 and $8,615,000 at December 31, 1998 and 1997, respectively.

 8. STOCKHOLDERS' EQUITY

  Common Stock

     At December 31, 1998, common stock was reserved for issuance as follows (in thousands):

Stock options (including the Stock Bonus and 401(K)
  Plans)....................................................  6,047
Warrants....................................................    630
Employee stock purchase plan................................     26
                                                              -----
                                                              6,703
                                                              =====

  Stock Options

     The Company has various equity incentive plans under which it issues stock option to employees, consultants and members of the Board of Directors. The 1997 Equity Incentive Plan was approved by the stockholders in January 1998 and allows for incentive stock options or non-qualified stock options to be granted to employees, directors and consultants to purchase the Company's common stock at the discretion of the Board of Directors. The Company also has the 1997 Non-Officer Equity Incentive Plan, whereby non-officer employees and consultants may be granted non-qualified stock options to purchase the Company's common stock; the 1989 Stock Option Plan, whereby directors, officers, employees, and consultants may be issued restricted stock or granted incentive stock options or nonqualified stock options to purchase the Company's common stock at the discretion of the Board of Directors; and the 1994 Non-Employee Directors' Stock Option Plan, whereby nonqualified stock options are automatically granted to non-employee directors to purchase the Company's Common stock.

     All options granted under these Plans become exercisable pursuant to the applicable terms of the grant. For stock options granted through December 31, 1997, the exercise price of the options was computed at the average market value of the Company's common stock for the 15 days preceding the grant date. For options granted after December 31, 1997, the exercise price is equal to the market value of the Company's common stock on the date of grant. All options vest ratably over four years and expire ten years from the date of grant.

                           AXYS PHARMACEUTICALS, INC.

     In October 1998, the Company offered its employees the right to exchange their then outstanding options to purchase shares of common stock with exercise prices ranging from $4.31 to $15.59, for new options to purchase shares with exercise prices of $4.00 per share for non-officer employees and $5.00 per share for executive officer employees. Under this program, options to purchase 3,643,387 shares were exchanged resulting in a decrease in aggregate purchase price from $34,254,046 to $15,560,548. All new options have an additional year of vesting added to the original vesting term and a one-year freeze on exercisability except in some limited circumstances.

  Stock Bonus Plan

     In December 1993, the Board adopted the 1993 Employee Stock Bonus Plan, whereby the Company would reward employees for their contributions and to align the employees' long-term interests with those of the Company through the grant of stock of the Company for no consideration. Shares granted under this plan do not vest unless the recipient remains an employee of the Company for two years from the date of grant. Under the plan, 50,000 shares of common stock were reserved for grant. There were no grants outstanding under this plan at December 31, 1998. A total of 42,500 shares had vested and were exercised as of December 31, 1998.

     Transactions under all of the above equity incentive plans are as follows:

                                                       OUTSTANDING STOCK OPTIONS        WEIGHTED-
                                                     -----------------------------       AVERAGE
                                         SHARES      NUMBER OF        PRICE PER          EXERCISE
                                       AVAILABLE       SHARES           SHARE             PRICE
                                       ----------    ----------    ---------------   ----------------
Balances at December 31, 1995.........    236,909     1,556,052    $ 0.07 - $13.08        $ 4.65
  Shares reserved.....................    550,000            --                 --            --
  Options granted.....................   (857,076)      857,076    $10.89 - $16.12        $13.64
  Options exercised...................         --      (431,409)   $ 0.70 - $13.02        $ 2.11
  Options canceled....................    217,363      (217,363)   $ 0.84 - $16.12        $ 9.17
                                       ----------    ----------
Balances at December 31, 1996.........    147,196     1,764,356    $ 0.07 - $16.12        $ 9.10
                                       ----------    ----------    ---------------        ------
  Shares reserved.....................  1,750,000            --                 --
  Options granted.....................   (646,744)      646,744    $ 9.56 - $15.12        $12.93
  Options exercised...................         --      (281,694)   $ 0.35 - $12.48        $ 2.91
  Options canceled....................    129,782      (129,782)   $ 1.23 - $15.53        $11.26
                                       ----------    ----------
Balances at December 31, 1997.........  1,380,234     1,999,624    $ 0.35 - $15.53        $11.06
                                       ----------    ----------    ---------------        ------
  Shares reserved.....................  2,850,000            --                 --            --
  Options granted..................... (7,080,180)    7,080,180    $ 3.81 - $ 9.88        $ 5.86
  Options exercised...................         --      (226,193)   $ 0.35 - $ 8.38        $ 3.23
  Options canceled....................  4,433,158    (4,433,158)   $ 1.85 - $15.59        $ 9.28
                                       ----------    ----------
Balances at December 31, 1998.........  1,583,212     4,420,453    $ 0.35 - $15.59        $ 4.80
                                       ==========    ==========    ===============        ======

     The weighted average fair value of stock options outstanding under the plans were $4.80, $11.06, and $11.13 in 1998, 1997 and 1996, respectively.

                           AXYS PHARMACEUTICALS, INC.

     Options outstanding and exercisable by price range at December 31, 1998:

                                  OPTIONS EXERCISABLE
                       ------------------------------------------        OPTIONS EXERCISABLE
                                          WEIGHTED-                  ---------------------------
                          OPTIONS          AVERAGE                      OPTIONS
                       OUTSTANDING AT     REMAINING     WEIGHTED-    EXERCISABLE AT    WEIGHTED-
                        DECEMBER 31,     CONTRACTUAL     AVERAGE      DECEMBER 31,      AVERAGE
      RANGE OF              1998            LIFE        EXERCISE          1998         EXERCISE
   EXERCISE PRICES        (SHARES)       (IN YEARS)       PRICE         (SHARES)         PRICE
   ---------------     --------------    -----------    ---------    --------------    ---------
$ 0.07 - $ 3.81            108,681           5.65        $ 2.00          79,770         $ 1.37
$ 3.88 - $ 4.00          2,524,199           4.84        $ 4.00          15,019         $ 4.00
$4.313 - $ 5.00          1,069,870           6.93        $ 4.95           2,070         $ 4.22
$ 5.09 - $ 7.63            451,017           9.07        $ 5.98          91,068         $ 5.90
$ 7.75 - $15.36            266,686           8.36        $10.97         135,579         $12.21
                         ---------                                      -------
                         4,420,453           6.01        $ 4.80         323,506         $ 7.33
                         =========                                      =======

  Warrants

     As of December 31, 1998, the Company had issued warrants to purchase a total of 629,573 shares of the Company's common stock at prices ranging from $2.45 to $13.46 per share. These warrants expire at various dates from 1999 through 2005.

  Employee Stock Purchase Plan

     In October 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") under which employees who meet certain minimum employment criteria are eligible to participate. Eligible employees may purchase common stock of the Company at a purchase price of 85% of the lower of the fair market value of the stock at the enrollment or purchase date, within a two-year offering period. Under the Purchase Plan, 189,145 shares were issued in 1998.

  Shareholders Rights Plan

     On October 8, 1998, the Board of Directors adopted a Preferred Share Purchase Rights Plan (the "Plan") designed to enable all stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event an unsolicited attempt were made to acquire the Company. In connection with the Plan, the Board declared a dividend of one preferred share purchase right (a "Right") for each share of common stock of the Company outstanding on October 28, 1998 and further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after October 28, 1998. If a person, entity or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the Company's common stock, or announces a tender offer for 15% or more of the Company's common stock, the rights will be distributed. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, at a price of $35.00 per one one-hundredth of a Preferred Share subject to adjustment. The Rights are redeemable prior to any person's acquisition of more than 15% of the Company's common stock and will expire on October 7, 2008.

  Stock-Based Compensation

     The Company has elected to follow APB 25 and related interpretations in accounting for its stock-based compensation plans because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock

                           AXYS PHARMACEUTICALS, INC.

options and employee stock-based awards. Compensation expense under APB 25 with respect to such awards has been immaterial.

  Pro Forma Disclosures

     Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if the Company had accounted for its stock-based awards granted subsequent to December 31, 1994 under the fair value method of FAS 123. The fair value for these stock-based awards was estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based awards to its employees.

     The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                         OPTIONS                EMPLOYEE STOCK PURCHASE PLAN
                                 ------------------------      ------------------------------
                                 1998      1997      1996       1998        1997        1996
                                 ----      ----      ----      ------      ------      ------
Expected life (years)..........   5.0       5.0       5.0        0.5         0.5         5.0
Expected volatility............  0.59      0.58      0.63       0.65        0.54        0.56
Risk-Free interest rate........  5.13%     6.23%     5.90%      5.17%       5.67%       5.30%

     For purposes of pro forma disclosures, the estimated fair value of the stock-based awards are amortized to pro forma net loss over the option's vesting period and the purchase plan's six-month purchase period. The Company's as reported and pro forma information follows (in thousands, except for net loss per share information):

                                                           YEAR ENDED DECEMBER
                                                     --------------------------------
                                                       1998         1997       1996
                                                     ---------    --------    -------
Net loss
  As reported......................................  $(156,124)   $(10,967)   $(5,928)
  Pro forma........................................  $(163,470)   $(14,418)   $(8,308)
Net loss per share -- basic and diluted
  As reported......................................  $   (5.25)   $  (0.73)   $ (0.45)
  Pro forma........................................  $   (5.49)   $  (0.96)   $ (0.63)

     For pro forma purposes in accordance with FAS 123, the repricing of employee stock options during 1998 is treated as a modification of the stock-based award, with the original options being repurchased and new options granted. Any additional compensation arising from the modification is recognized over the remaining vesting period of the new grant. FAS 123 is effective for stock-based awards granted by the Company commencing January 1, 1995.

 9. COMMITMENTS

  Leases

     The Company leases office and laboratory facilities and equipment. Rent expense, net of sublease income of $780,000 in 1998 ($597,000 in 1997, and $32,000 in 1996), for the years ended December 31, 1998, 1997 and 1996 was approximately $3,293,000, $1,622,000 and $1,155,000, respectively.

                           AXYS PHARMACEUTICALS, INC.

     Future minimum lease payments under non-cancelable leases, net of non-cancelable sublease income of $822,000, $748,000, $767,000, $816,000,
$836,000, and $1,480,000 for 1999, 2000, 2001, 2002, 2003, and thereafter are as follows:

                                                             CAPITAL   OPERATING
                                                             LEASES     LEASES
                                                             -------   ---------
                                                               (IN THOUSANDS)
  1999.....................................................   3,163      2,844
  2000.....................................................     282      2,868
  2001.....................................................      --      2,804
  2002.....................................................      --        934
  2003.....................................................      --        761
  Thereafter...............................................      --        309
                                                             ------     ------
Total minimum lease payments...............................  (3,445)    10,520
                                                                        ======
Less amount representing interest..........................    (134)
                                                             ------
Present value of future lease payments.....................  (3,311)
                                                             ------
Less current portion Non-current portion of capital lease
  obligations..............................................     267
                                                             ======

  Notes Payable

     The Company has two lines of credit, one with Sumitomo Bank, Limited ("Sumitomo") and one with Sumitomo and Silicon Valley Bank jointly, to provide an aggregate of up to $27 million in debt financing. The loans are subject to certain financial covenants over the course of the agreements. Interest is computed at various rates based on a Eurodollar rate plus applicable margin. The weighted average interest rate on these loans is approximately 7.5% at December 31, 1998. Interest and principal payments are due monthly over a term of up to 48 months. The Company was in compliance with all covenants at December 31, 1998. The balance outstanding on these loans at December 31, 1998 was $23.1 million.

     In February 1997, the Company entered into a lending arrangement with one of its facility lessors for tenant improvements. The loan amount was for $350,000, with interest accruing at 9% per annum. Principal and interest are due monthly through July 1, 2001.

     Principal maturities of notes payable at December 31, 1998 are as follows:

                                 (IN THOUSANDS)
1999...........................      $6,828
2000...........................       6,835
2001...........................       6,381
2002...........................       3,333

10. RELATED PARTY TRANSACTIONS

     In August 1997, the Company entered into an employment agreement with its Chief Executive Officer that extends through December 31, 2000. The agreement provides for compensation and bonus provisions in exchange for continued service and an agreement not to compete. In addition, the agreement provides for forgiveness on two notes receivable, one for $200,000 for the purchase of the Company's common stock which was included in stockholders' equity on the balance sheet and one for $750,000 which is included in noncurrent assets on the balance sheet. In addition, the agreement provides for the forgiveness of accrued interest, a partial tax gross-up and extends through 2001. The principal portion of the first note forgiven in

                           AXYS PHARMACEUTICALS, INC.

1998 and 1997 was $125,000 and $75,000, respectively. The principal portion of the second note forgiven in 1998 was $30,000.

11. EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) retirement savings plan for all of its eligible employees. Each participant in the plan may elect to contribute 1% to 15% of his or her annual salary to the plan, subject to statutory limitations. The Company matches 50% of the first 6% of the salary contributed by the employee. The Company's match is done with the Company's stock. The expense charged to operations under this plan for fiscal 1998 and 1997 was $295,180 and $276,000, respectively (none in 1996).

12. SEGMENT INFORMATION

     The Company operates two segments: (i) drug discovery, through collaborative research agreements and unpartnered programs in oncology, and (ii) combinatorial chemistry in the Advanced Technologies Division (ATD) through the sale of chemical compound libraries. The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately because they perform different services utilizing different and distinct operations.

     Information as to the operations of drug discovery and ATD is set forth below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income or loss, defined as income or loss before interest income/expense and minority interest. Revenues for ATD include product sales and license or commitment fees associated with the respective agreement. Operating loss by segment for ATD does not include corporate overhead allocations, except for a facilities charge. The Company does not evaluate segment performance or allocate resources based on a segment's assets, therefore, assets are not reported by segment. The accounting policies of the business segments are the same as those described in the summary of accounting policies (Note 1).

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1998         1997       1996
                                             ---------    --------    -------
                                                      (IN THOUSANDS)
Revenues:
  Drug discovery...........................  $  35,760    $ 20,499    $19,893
  ATD......................................     11,662       4,315      1,667
                                             ---------    --------    -------
Total consolidated.........................  $  47,422    $ 24,814    $21,560
                                             ---------    --------    -------
Operating income (loss):
  Drug discovery (1).......................  $(160,290)   $(11,294)   $(5,928)
  ATD......................................      4,172         327         --
                                             ---------    --------    -------
Total consolidated.........................  $(156,124)   $(10,967)   $(5,928)
                                             =========    ========    =======

---------------
(1) Includes $125 million and $0.2 million in acquired in-process research and development recorded in 1998 and 1996, respectively, related to certain acquisitions during the year.

13. INCOME TAXES

     As of December 31, 1998 and 1997, the Company had federal and state net operating loss carryforwards of approximately $75,500,000 and $7,800,000, respectively. As of December 31, 1998 and 1997, the Company also had federal research and development tax credit carryforwards of approximately $5,300,000 and

                           AXYS PHARMACEUTICALS, INC.

$2,800,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2004 through 2018, if not utilized.

     The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Net operating loss carryforwards.......................  $ 26,100    $  7,700
Research credit carryforwards..........................     7,200       2,600
Capitalized research and development...................    24,400      17,200
Other, net.............................................     5,000       2,100
                                                         --------    --------
Total deferred tax assets..............................    62,700      29,600
Valuation allowance of deferred tax assets.............   (62,700)    (29,600)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

     The net valuation allowance increased by approximately $4,700,000 and $2,300,000 during 1997 and 1996, respectively.

     Approximately $1,200,000 of the valuation allowance for deferred tax assets relates to benefits of stock options deductions which, when recognized, will be allocated directly to contributed capital.

14. REVENUES FROM SIGNIFICANT PARTNERS AND CUSTOMERS

     Major customers, responsible for 10% or more of revenues include drug discovery partners and pharmaceutical and biotechnology companies which purchase ATD compound libraries. The percentages of sales of each of these major customers to total revenue for the years ended December 31 were as follows:

                                                          1998    1997    1996
                                                          ----    ----    ----
Customer A..............................................   34%     --      --
Customer B..............................................   14%     --      --
Customer C..............................................   14%     --      --
Customer D..............................................   10%     41%     40%
All Others..............................................   28%     59%     60%
                                                          ---     ---     ---
          Total.........................................  100%    100%    100%
                                                          ===     ===     ===

15. SUBSEQUENT EVENTS (UNAUDITED)

  Formation of PPGx, Inc.

     In February 1999, the Company announced the formation of a majority-owned subsidiary, PPGx, Inc. ("PPGx") which is engaged in the business of providing pharmacogenomic (the science of how genetic variations among individuals affects drug safety and efficacy) products and services to the pharmaceutical industry. In connection with the formation of PPGx, Axys contributed certain assets and technology in exchange for an 82% ownership interest in PPGx. PPD, Inc. ("PPD"), Axys' partner in PPGx, contributed

                           AXYS PHARMACEUTICALS, INC.

certain assets, technology, cash and loan guarantees in exchange for an 18% ownership interest in PPGx and the exclusive, worldwide right to market the pharmacogenomic products and services of PPGx.

     Under the terms of a shareholder agreement between the Company and PPD, PPD has the option (the "PPD Option") to purchase 32% of PPGx from the Company at various escalating prices until February 1, 2002. Under certain circumstances, the Company has the option to put (the "Axys Put") 32% of PPGx to PPD at various escalating prices until August 1, 2002. At such time as either the PPD Option or the Axys Put are exercised, the Company would also become a co-guarantor of a certain PPGx line of credit to the extent any borrowings are outstanding at that time. Additionally, at any time after the fifth anniversary of the formation of PPGx, the Company and, provided either the PPD Option or the Axys Put have been exercised, PPD have the right to buy all of the outstanding equity interests in PPGx at fair market value in accordance with the terms of buy-sell provisions of the shareholder agreement.

  Second Round of Financing for Xyris Corporation

     In February 1999, Xyris concluded the negotiation of an exclusive license to all Axys technology in the field of agriculture (the "Technology License") (See Note 4). This resulted in the Company receiving additional shares of Xyris in exchange for the Technology License.

     Also in February 1999, Xyris completed a financing in which it raised $4,500,000 from a third party. After this financing, the third party's investment in Xyris totaled $5,000,000. Under the terms of the financing, the Company granted the third party the right (the "New Put Option") to require the Company to purchase all of the third party's interest in Xyris in exchange for that number of shares of the Company whose market value equals $5,000,000 at the date of the exercise of the New Put Option. The New Put Option may be exercised at any time between August 5, 1999 and February 5, 2001.

     The net effect of issuance of shares in connection with the Technology License and in connection with the financing reduced the Company's ownership in Xyris from 82% to 70%.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the information under the captions "Proposals to be Voted Upon", "Nominees for Directors" and "Compliance with the Reporting Requirements of Section 16" contained in the Company's definitive proxy statement to be filed no later than April 30, 1999 in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held May 26, 1999 (the "Proxy Statement"). In addition, the information contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the captions "Compensation of Executive Officers," "Compensation of Non-Employee Directors" and "Employment Agreements and Change-in-Control Arrangements" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the caption "Axys Stock Ownership of Beneficial Owners, Directors and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the information under the caption "Relationships and Transactions You Should Know About" contained in the Proxy Statement.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Index to Financial Statements

   The Financial Statements required by this item are submitted in Part II, Item 8 of this report.

   (2) Index to Financial Statements Schedules

    All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the notes thereto.

   (3) Exhibits.

            EXHIBIT
            NUMBER                        DESCRIPTION OF DOCUMENT
            -------                       -----------------------
             3.1        Amended and Restated Certificate of Incorporation.
                        Incorporated by reference to Ex. 3.1 filed on Form 10-K
                        filed on March 31, 1998.
             3.2        Amended and Restated Bylaws.(1)
             3.3        Registrant's Certificate of Designation of Series A Junior
                        Participating Preferred Stock, incorporated by reference to
                        Exhibit 99.3 filed on Form 8-K dated October 8, 1998.
             4.1        Rights Agreement dated as of October 8, 1998, among the
                        Registrant and ChaseMellon Shareholders Services, LLC,
                        incorporated by reference to Exhibit 99.2 filed on Form 8-K dated October 8, 1998.
             4.2        Form of Rights Certificate, incorporated by reference to
                        Exhibit 99.4 filed on Form 8-K dated October 8, 1998.
            10.1        Registration Rights Agreement, among the Registrant and the other parties therein, dated January 7, 1998.
            10.2        1989 Stock Plan, as amended.(2)
            10.3        Form of Employee Stock Purchase Plan and Form of Offering
                        Document.(2)(12)
            10.4+       1997 Equity Incentive Plan. Incorporated by reference to
                        Exhibit 10.4 filed on Form 10-Q filed on August 15, 1998.
            10.6        Standard Industrial Lease between the Registrant and Shelton
                        Properties, Inc., dated October 15, 1992, with related
                        addenda and amendment.(1)
            10.7        Third Amendment to Lease between Registrant and Shelton
                        Properties, Inc., dated March 29, 1994.(4)
            10.8        Master Equipment Lease Agreement between the Registrant and
                        Phoenix Leasing Incorporated, dated as of April 12, 1993,
                        with related amendments.(1)
            10.9        Re-Lease Agreement No. 6132A between the Registrant and
                        PacifiCorp Credit Inc., dated December 27, 1992, with
                        related agreements.(1)
            10.10       Master Equipment Lease Agreement No. 2982 between the
                        Registrant and MMC/GATX Partnership No. I, dated as of
                        January 7, 1992, with related addenda.(1)
            10.11**     Research and License Agreement between the Registrant and
                        Amgen Inc., dated May 28, 1993.(1)
            10.12**     Sponsored Research Agreement between the Registrant, the
                        Whitehead Institute for Biomedical Research and Dr. Harvey
                        Lodish, dated May 28, 1993.(1)

            EXHIBIT
            NUMBER                        DESCRIPTION OF DOCUMENT
            -------                       -----------------------
            10.13**     License Agreement between the Registrant, the Whitehead
                        Institute for Biomedical Research and Massachusetts
                        Institute of Technology, dated May 28, 1993.(1)
            10.14       Consent and Waiver between the Registrant, Amgen Inc., and the Whitehead Institute for Biomedical Research, dated May
                        28, 1993.(1)
            10.15**     Collaboration Agreement between the Registrant and Pharmacia
                        AB, dated March 29, 1993.(1)
            10.16**     Project Agreement between the Registrant and Pharmacia AB, dated March 29, 1993.(1)
            10.17       Form of Restricted Stock Purchase Agreement.(1)(2)
            10.18+      Form of Indemnity Agreement entered into between the
                        Registrant and its officers and directors.(1)(2)
            10.19       Stock Bonus Grant Plan.(2)(3)
            10.20       Financing Agreement between Hambrecht and Quist Guaranty
                        Finance, L.P., dated March 29, 1994, including Security
                        Agreement and Warrant Purchase Agreement of even date.(4)
            10.22+      1994 Non-Employee Directors' Stock Option Plan, as amended on January 7, 1998. Incorporated by reference to Exhibit
                        10.22 filed on Form 10-K filed on March 31, 1998.
            10.23       Fourth Amendment to Lease dated October 15, 1992 between the
                        Registrant and Shelton Properties, Inc., dated October 1,
                        1994.(5)
            10.24**     Collaborative Research and License Agreement between the
                        Registrant and Bayer AG, dated November 28, 1994.(6)
            10.25**     Research Agreement between the Registrant and Pharmacia AB, dated December 21, 1994.(5)
            10.26       Form of Fifth Amendment to Lease dated October 15, 1992
                        between the Registrant and Shelton Properties, Inc. dated
                        August 28, 1996.(6)
            10.27       Master Equipment Lease Agreement between the Registrant and
                        GE Capital, dated August 18, 1995.(6)
            10.28**     Collaborative Research and License Agreement between the
                        Registrant and Pharmacia AB, dated August 29, 1995.(6)
            10.30       Agreement and Plan of Merger and Reorganization among the
                        Registrant, Chapel Acquisition Corp. and Khepri
                        Pharmaceuticals, Inc., dated November 7, 1995.(8)
            10.31       Form of Stockholder Agreement between the Registrant and
                        certain former stockholders of Khepri Pharmaceuticals,
                        Inc.(8)
            10.32       Form of Agreement among the Registrant, Khepri
                        Pharmaceuticals Canada, Inc. and the holders of Class B
                        Shares of Khepri Pharmaceuticals Canada, Inc.(8)
            10.33       Amendment to Agreement dated March 29, 1993 between the
                        Registrant and Kabi Pharmacia AB, dated January 31, 1996.(9)
            10.34       First Amendment to Research and License Agreement, dated May
                        28, 1993, between Registrant and Amgen, Inc., dated February
                        2, 1996.(9)
            10.35       Research Agreement between the Registrant and Pharmacia &
                        Upjohn, Inc., a Delaware corporation, dated February 29,
                        1996.(9)

            EXHIBIT
            NUMBER                        DESCRIPTION OF DOCUMENT
            -------                       -----------------------
            10.36       Form of Sixth Amendment to Lease dated October 15, 1992
                        between the Registrant and Shelton Properties, Inc., dated
                        March 29, 1996.(9)
            10.37       Financing Agreement between Hambrecht and Quist Guaranty
                        Finance, LLC, dated March 29, 1996, including Security
                        Agreement and Warrant Purchase Agreement of even date.(9)
            10.38       Amendment to Lease Schedule under Master Property Lease
                        Agreement dated March 29, 1994 between Hambrecht and Quist
                        Guaranty Finance, L.P., dated March 29, 1996.(9)
            10.39       Standard Industrial Lease between the Registrant and The
                        Equitable Life Assurance Society of the United States, dated
                        August 5, 1996.(10)
            10.40       Business Loan Agreement between Registrant and Bank of
                        America National Trust and Savings Association, dated
                        September 24, 1996.(10)
            10.41       Sublease Agreement between Registrant and Fibrogen, Inc.,
                        dated September 30, 1996.(10)
            10.42**     Research Collaboration and License Agreement between Merck &
                        Co., Inc. and the Registrant, dated November 6, 1996.(7)
            10.44       Collaborative Research and License Agreement between
                        SmithKline Beecham Corporation and the Registrant, dated
                        June 27, 1996.(11)
            10.46       Loan Agreement among the Registrant, as Borrower, and The
                        Sumitomo Bank, Limited and Silicon Valley Bank, as Lenders
                        and The Sumitomo Bank, Limited, as Agent, dated September
                        29, 1997.(13)
            10.47       Sequana 1994 Incentive Stock Plan.(14)
            10.48       Sequana 1995 Employee Stock Purchase Plan.(14)
            10.49+      Sequana 1995 Director Stock Option Plan.(14)
            10.50       Master Lease Agreement dated November 1, 1993 by and between
                        Comdisco, Inc. and Sequana.(14)
            10.52       Expansion Lease by and between Health Science Properties,
                        Inc. and Sequana dated as of November 20, 1995.(15)
            10.53**     Collaborative Research Agreement dated as of June 30, 1995 by and between Sequana and Corange International, Ltd.(14)
            10.54**     Collaborative Research Agreement dated as of June 12, 1995 by and between Sequana and Boehringer Ingelheim
                        International GmbH.(14)
            10.55+      Form of Indemnification Agreement between the Registrant and its officers and directors.(14)
            10.57       Letter Agreement dated September 7, 1993 between Sequana and
                        Timothy J.R. Harris.(14)
            10.58**     Research Agreement dated as of April 2, 1996 by and between
                        Sequana and Aurora Biosciences Corporation.(16)
            10.59       Merger Agreement and Plan of Reorganization Agreement
                        between Sequana, Sequana Merger Sub, Inc., NemaPharm, Inc.
                        and the Shareholders of NemaPharm, Inc., dated July 19,
                        1996.(17)
            10.60       Loan Agreement between Sequana and The Sumitomo Bank,
                        Limited, dated as of October 23, 1996.(18)

            EXHIBIT
            NUMBER                        DESCRIPTION OF DOCUMENT
            -------                       -----------------------
            10.61**     Joint Venture Agreement among Sequana Therapeutics, Inc.,
                        Memorial Sloan-Kettering Cancer Center and Genos
                        Biosciences, Inc., dated January 29, 1997.(19)
            10.62*      Amendment to Collaborative Research Agreement of June 12,
                        1995 between Sequana and Boehringer Ingelheim International
                        GmbH, dated June 19, 1997.(20)
            10.63       Second Amendment to Expansion Lease by and between Sequana and Alexandria Real Estate Equities, Inc., dated as of May
                        20, 1997.(20)
            10.64       Agreement and Plan of Merger and Reorganization dated
                        November 2, 1997, by and among the Registrant, Beagle
                        Acquisition Sub, Inc., a California corporation and wholly owned subsidiary of the Registrant and Sequana.(21)
            10.65       First Amendment to Loan Agreement Between the Registrant and
                        The Sumitomo Bank, Limited, dated as of January 8, 1998.
                        Incorporated by reference to Exhibit 10-65 filed on Form
                        10-K filed on March 31, 1998.
            10.66       First Amendment to Loan Agreement Between Sequana and The
                        Sumitomo Bank, Limited, dated as of January 8, 1998.
                        Incorporated by reference to Exhibit 10-66 filed on Form
                        10-K filed on March 31, 1998.
            10.67*      Collaboration Agreement dated as of October 1997 by and
                        between the Registrant and Bristol-Myers Squibb Company.
                        Incorporated by reference to Exhibit 10-67 filed on Form
                        10-K filed on March 31, 1998.
            10.68*      Collaboration Agreement dated as of October 31, 1997 by and between Sequana and Warner-Lambert Company. Incorporated by reference to Exhibit 10-68 filed on Form 10-K filed on March
                        31, 1998.
            10.69       Sequana Common Stock Purchase Agreement, dated October 31,
                        1997. Incorporated by reference to Exhibit 10-69 filed on
                        Form 10-K filed on March 31, 1998.
            10.70       $200,000 Promissory Note, dated September 2, 1997, issued by
                        John P. Walker, to the Registrant. Incorporated by reference to Exhibit 10-70 filed on Form 10-K filed on March 31, 1998.
            10.71       $750,000 Promissory Note, dated September 2, 1997, issued by
                        John P. Walker, to the Registrant. Incorporated by reference to Exhibit 10-71 filed on Form 10-K filed on March 31, 1998.
            10.72       Employment Agreement, dated August 29, 1997, by and between
                        John Walker and the Registrant. Incorporated by reference to
                        Exhibit 10-72 filed on Form 10-K filed on March 31, 1998.
            10.73       Amended and Restated Severance Agreement by and between the
                        Registrant and Kevin Kinsella, dated January 7, 1998.
                        Incorporated by reference to Exhibit 10-73 filed on Form
                        10-K filed on March 31, 1998.
            10.74       Amended and Restated Restricted Stock Purchase Agreement by
                        and between Sequana and Kevin Kinsella, dated January 7,
                        1998. Incorporated by reference to Exhibit 10-74 filed on
                        Form 10-K filed on March 31, 1998.
            10.75       Consulting Agreement by and between Sequana and Kevin
                        Kinsella, dated January 8, 1998. Incorporated by reference to Exhibit 10-75 filed on Form 10-K filed on March 31, 1998.
            10.78       1997 Equity Incentive Plan, dated January 7, 1998.(22)

            EXHIBIT
            NUMBER                        DESCRIPTION OF DOCUMENT
            -------                       -----------------------
            10.79       First Amendment to Lease Schedules Master Property Lease
                        Agreement No. 943, dated March 29, 1994, Schedules Nos. 1
                        and 4 through 59, dated from March 29, 1994, through January
                        1, 1995.(23)
            10.80       First Amendment to Lease Schedule Master Property Lease
                        Agreement No. 963, dated March 29, 1996, Schedule No. 2,
                        dated March 29, 1996.(23)
            10.81       Second Amendment to Lease Schedule Master Property Lease
                        Agreement No. 943, dated March 29, 1994, Schedule No. 2,
                        dated March 29, 1994.(23)
            10.82       First Amendment to Lease Schedule Master Property Lease
                        Agreement No. 943, dated March 29, 1994, Schedule No. 3,
                        dated March 29, 1994.(23)
            10.83       Amendment to the Collaborative Research Agreement between
                        Sequana and Corange International Ltd., effective June 30,
                        1995, dated January 9, 1998.(24)
            10.84*      Amendment No. 2 to the Collaborative Research Agreement
                        between Sequana and Corange International Ltd., dated June
                        30, 1995, effective February 23, 1998.(24)
            10.85       Employment Agreement by and between Tim Harris and the
                        Company, dated as of January 8, 1998.(24)
            10.86       Lease Agreement between Sequana and ARE-John Hopkins Court,
                        LLC, dated as of January 7, 1998.(24)
            10.87*      Termination of Collaborative Research Agreement between
                        Sequana and Glaxo Wellcome, Inc., effective February 1,
                        1998.(25)
            10.88*      Combinatorial Chemistry Agreement between the Registrant and
                        Warner-Lambert Company, dated May 15, 1998.(25)
            10.89*      Collaboration Agreement by and among the Registrant and its subsidiaries, NemaPharm, Inc. and Sequana, and Roche
                        Bioscience, dated June 1, 1998.(25)
            10.90*      Amendment dated September 21, 1998 to the Collaboration
                        Agreement between Warner-Lambert Company and Sequana, dated
                        October 31, 1997.(26)
            10.91       1997 Non-Officer Equity Incentive Plan.(26)
            10.93*      Second Amendment to the Research Collaboration and License
                        Agreement between Arris Pharmaceutical Corp. and Merck and
                        Co., Inc., dated November 5, 1998.
            10.94*      Collaborative Research and License Agreement between the
                        Registrant and Rhone-Poulenc Rorer Pharmaceuticals, Inc.,
                        dated December 11, 1998.
            10.95*      Combinatorial Chemistry Agreement between the Registrant and
                        Rhone-Poulenc Rorer Pharmaceuticals, Inc., dated December
                        22, 1998.
            10.96       Agreement, dated June 11, 1998, by and between William
                        Newell and the Registrant.
            21          Subsidiaries of the Registrant.
            23.1        Consent of Ernst & Young LLP.
            24.1        Power of Attorney (incorporated in the signature page of
                        this Form 10-K).
            27          Financial Data Schedule.

---------------
  +  Compensatory Benefit Plan or management contract.

  * Confidential treatment has been requested with respect to certain portions of this exhibit.

 ** Confidential treatment has been granted with respect to certain portions of this exhibit.

 (1) Incorporated herein by reference to the Registration Statement on Form S-1 filed October 5, 1993, as amended thereto (file number 33-69972).

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

 (7) Incorporated herein by reference to the Registrant's Registration Report on Form 10-K for the fiscal year ended December 31, 1996

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

(22) Incorporated by reference to Appendix E to the Registrants Registration Statement on Form S-4, filed November 27, 1997.

(23) Incorporated herein by reference to the Registrant's Registration Report on Form 10-K for the fiscal year ended December 31, 1997.

(24) Incorporated herein by reference to the Registrant's Registration Report on Form 10-Q for the fiscal year ended March 31, 1998.

(25) Incorporated herein by reference to the Registrant's Registration Report on Form 10-Q for the fiscal year ended June 30, 1998.

(26) Incorporated herein by reference to the Registrant's Registration Report on Form 10-Q for the fiscal year ended September 30, 1998.

(b) Reports on Form 8-K

    On October 9, 1998 the Company filed a report on Form 8-K with the Securities and Exchange Commission disclosing under "Item 5 -- Other Events" that on October 8, 1998, the Board of Directors of Axys Pharmaceuticals, Inc. approved the adoption of a Preferred Share Purchase Rights Plan.

(c) See Exhibits listed under Item 14(a)(3).

(d) All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the noted thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1999.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                 /s/ JOHN P. WALKER                      Chief Executive Officer and    March 30, 1999
-----------------------------------------------------        Director (Principal
                   John P. Walker                            executive officer)

             /s/ FREDERICK J. RUEGSEGGER               Senior Vice President, Finance   March 30, 1999
-----------------------------------------------------   and Corporate Development and
               Frederick J. Ruegsegger                     Chief Financial Officer
                                                          (Principal financial and
                                                             accounting officer)

                                                                  Director
-----------------------------------------------------
Brook H. Byers

             /s/ ANTHONY B. EVNIN, PH.D.                          Director              March 30, 1999
-----------------------------------------------------
               Anthony B. Evnin, Ph.D.

                /s/ VAUGHN M. KAILIAN                             Director              March 30, 1999
-----------------------------------------------------
                  Vaughn M. Kailian

              /s/ DONALD KENNEDY, PH.D.                           Director              March 30, 1999
-----------------------------------------------------
                Donald Kennedy, Ph.D.

               /s/ ANN M. ARVIN, M.D.                             Director              March 30, 1999
-----------------------------------------------------
                 Ann M. Arvin, M.D.

                  /s/ IRWIN LERNER                                Director              March 30, 1999
-----------------------------------------------------
                    Irwin Lerner

             /s/ J. LEIGHTON READ, M.D.                           Director              March 30, 1999
-----------------------------------------------------
               J. Leighton Read, M.D.

                                 EXHIBIT INDEX

            EXHIBIT
            NUMBER                        DESCRIPTION OF DOCUMENT
            -------                       -----------------------
             3.1        Amended and Restated Certificate of Incorporation.
                        Incorporated by reference to Ex. 3.1 filed on Form 10-K
                        filed on March 31, 1998.
             3.2        Amended and Restated Bylaws.(1)
             3.3        Registrant's Certificate of Designation of Series A Junior
                        Participating Preferred Stock, incorporated by reference to
                        Exhibit 99.3 filed on Form 8-K dated October 8, 1998.
             4.1        Rights Agreement dated as of October 8, 1998, among the
                        Registrant and ChaseMellon Shareholders Services, LLC,
                        incorporated by reference to Exhibit 99.2 filed on Form 8-K dated October 8, 1998.
             4.2        Form of Rights Certificate, incorporated by reference to
                        Exhibit 99.4 filed on Form 8-K dated October 8, 1998.
            10.1        Registration Rights Agreement, among the Registrant and the other parties therein, dated January 7, 1998.
            10.2        1989 Stock Plan, as amended.(2)
            10.3        Form of Employee Stock Purchase Plan and Form of Offering
                        Document.(2)(12)
            10.4+       1997 Equity Incentive Plan. Incorporated by reference to
                        Exhibit 10.4 filed on Form 10-Q filed on August 15, 1998.
            10.6        Standard Industrial Lease between the Registrant and Shelton
                        Properties, Inc., dated October 15, 1992, with related
                        addenda and amendment.(1)
            10.7        Third Amendment to Lease between Registrant and Shelton
                        Properties, Inc., dated March 29, 1994.(4)
            10.8        Master Equipment Lease Agreement between the Registrant and
                        Phoenix Leasing Incorporated, dated as of April 12, 1993,
                        with related amendments.(1)
            10.9        Re-Lease Agreement No. 6132A between the Registrant and
                        PacifiCorp Credit Inc., dated December 27, 1992, with
                        related agreements.(1)
            10.10       Master Equipment Lease Agreement No. 2982 between the
                        Registrant and MMC/GATX Partnership No. I, dated as of
                        January 7, 1992, with related addenda.(1)
            10.11**     Research and License Agreement between the Registrant and
                        Amgen Inc., dated May 28, 1993.(1)
            10.12**     Sponsored Research Agreement between the Registrant, the
                        Whitehead Institute for Biomedical Research and Dr. Harvey
                        Lodish, dated May 28, 1993.(1)
            10.13**     License Agreement between the Registrant, the Whitehead
                        Institute for Biomedical Research and Massachusetts
                        Institute of Technology, dated May 28, 1993.(1)
            10.14       Consent and Waiver between the Registrant, Amgen Inc., and the Whitehead Institute for Biomedical Research, dated May
                        28, 1993.(1)
            10.15**     Collaboration Agreement between the Registrant and Pharmacia
                        AB, dated March 29, 1993.(1)
            10.16**     Project Agreement between the Registrant and Pharmacia AB, dated March 29, 1993.(1)
            10.17       Form of Restricted Stock Purchase Agreement.(1)(2)

            EXHIBIT
            NUMBER                        DESCRIPTION OF DOCUMENT
            -------                       -----------------------
            10.18+      Form of Indemnity Agreement entered into between the
                        Registrant and its officers and directors.(1)(2)
            10.19       Stock Bonus Grant Plan.(2)(3)
            10.20       Financing Agreement between Hambrecht and Quist Guaranty
                        Finance, L.P., dated March 29, 1994, including Security
                        Agreement and Warrant Purchase Agreement of even date.(4)
            10.22+      1994 Non-Employee Directors' Stock Option Plan, as amended on January 7, 1998. Incorporated by reference to Exhibit
                        10.22 filed on Form 10-K filed on March 31, 1998.
            10.23       Fourth Amendment to Lease dated October 15, 1992 between the
                        Registrant and Shelton Properties, Inc., dated October 1,
                        1994.(5)
            10.24**     Collaborative Research and License Agreement between the
                        Registrant and Bayer AG, dated November 28, 1994.(6)
            10.25**     Research Agreement between the Registrant and Pharmacia AB, dated December 21, 1994.(5)
            10.26       Form of Fifth Amendment to Lease dated October 15, 1992
                        between the Registrant and Shelton Properties, Inc. dated
                        August 28, 1996.(6)
            10.27       Master Equipment Lease Agreement between the Registrant and
                        GE Capital, dated August 18, 1995.(6)
            10.28**     Collaborative Research and License Agreement between the
                        Registrant and Pharmacia AB, dated August 29, 1995.(6)
            10.30       Agreement and Plan of Merger and Reorganization among the
                        Registrant, Chapel Acquisition Corp. and Khepri
                        Pharmaceuticals, Inc., dated November 7, 1995.(8)
            10.31       Form of Stockholder Agreement between the Registrant and
                        certain former stockholders of Khepri Pharmaceuticals,
                        Inc.(8)
            10.32       Form of Agreement among the Registrant, Khepri
                        Pharmaceuticals Canada, Inc. and the holders of Class B
                        Shares of Khepri Pharmaceuticals Canada, Inc.(8)
            10.33       Amendment to Agreement dated March 29, 1993 between the
                        Registrant and Kabi Pharmacia AB, dated January 31, 1996.(9)
            10.34       First Amendment to Research and License Agreement, dated May
                        28, 1993, between Registrant and Amgen, Inc., dated February
                        2, 1996.(9)
            10.35       Research Agreement between the Registrant and Pharmacia &
                        Upjohn, Inc., a Delaware corporation, dated February 29,
                        1996.(9)
            10.36       Form of Sixth Amendment to Lease dated October 15, 1992
                        between the Registrant and Shelton Properties, Inc., dated
                        March 29, 1996.(9)
            10.37       Financing Agreement between Hambrecht and Quist Guaranty
                        Finance, LLC, dated March 29, 1996, including Security
                        Agreement and Warrant Purchase Agreement of even date.(9)
            10.38       Amendment to Lease Schedule under Master Property Lease
                        Agreement dated March 29, 1994 between Hambrecht and Quist
                        Guaranty Finance, L.P., dated March 29, 1996.(9)
            10.39       Standard Industrial Lease between the Registrant and The
                        Equitable Life Assurance Society of the United States, dated
                        August 5, 1996.(10)
            10.40       Business Loan Agreement between Registrant and Bank of
                        America National Trust and Savings Association, dated
                        September 24, 1996.(10)

            EXHIBIT
            NUMBER                        DESCRIPTION OF DOCUMENT
            -------                       -----------------------
            10.41       Sublease Agreement between Registrant and Fibrogen, Inc.,
                        dated September 30, 1996.(10)
            10.42**     Research Collaboration and License Agreement between Merck &
                        Co., Inc. and the Registrant, dated November 6, 1996.(7)
            10.44       Collaborative Research and License Agreement between
                        SmithKline Beecham Corporation and the Registrant, dated
                        June 27, 1996.(11)
            10.46       Loan Agreement among the Registrant, as Borrower, and The
                        Sumitomo Bank, Limited and Silicon Valley Bank, as Lenders
                        and The Sumitomo Bank, Limited, as Agent, dated September
                        29, 1997.(13)
            10.47       Sequana 1994 Incentive Stock Plan.(14)
            10.48       Sequana 1995 Employee Stock Purchase Plan.(14)
            10.49+      Sequana 1995 Director Stock Option Plan.(14)
            10.50       Master Lease Agreement dated November 1, 1993 by and between
                        Comdisco, Inc. and Sequana.(14)
            10.52       Expansion Lease by and between Health Science Properties,
                        Inc. and Sequana dated as of November 20, 1995.(15)
            10.53**     Collaborative Research Agreement dated as of June 30, 1995 by and between Sequana and Corange International, Ltd.(14)
            10.54**     Collaborative Research Agreement dated as of June 12, 1995 by and between Sequana and Boehringer Ingelheim
                        International GmbH.(14)
            10.55+      Form of Indemnification Agreement between the Registrant and its officers and directors.(14)
            10.57       Letter Agreement dated September 7, 1993 between Sequana and
                        Timothy J.R. Harris.(14)
            10.58**     Research Agreement dated as of April 2, 1996 by and between
                        Sequana and Aurora Biosciences Corporation.(16)
            10.59       Merger Agreement and Plan of Reorganization Agreement
                        between Sequana, Sequana Merger Sub, Inc., NemaPharm, Inc.
                        and the Shareholders of NemaPharm, Inc., dated July 19,
                        1996.(17)
            10.60       Loan Agreement between Sequana and The Sumitomo Bank,
                        Limited, dated as of October 23, 1996.(18)
            10.61**     Joint Venture Agreement among Sequana Therapeutics, Inc.,
                        Memorial Sloan-Kettering Cancer Center and Genos
                        Biosciences, Inc., dated January 29, 1997.(19)
            10.62*      Amendment to Collaborative Research Agreement of June 12,
                        1995 between Sequana and Boehringer Ingelheim International
                        GmbH, dated June 19, 1997.(20)
            10.63       Second Amendment to Expansion Lease by and between Sequana and Alexandria Real Estate Equities, Inc., dated as of May
                        20, 1997.(20)
            10.64       Agreement and Plan of Merger and Reorganization dated
                        November 2, 1997, by and among the Registrant, Beagle
                        Acquisition Sub, Inc., a California corporation and wholly owned subsidiary of the Registrant and Sequana.(21)
            10.65       First Amendment to Loan Agreement Between the Registrant and
                        The Sumitomo Bank, Limited, dated as of January 8, 1998.
                        Incorporated by reference to Exhibit 10-65 filed on Form
                        10-K filed on March 31, 1998.

            EXHIBIT
            NUMBER                        DESCRIPTION OF DOCUMENT
            -------                       -----------------------
            10.66       First Amendment to Loan Agreement Between Sequana and The
                        Sumitomo Bank, Limited, dated as of January 8, 1998.
                        Incorporated by reference to Exhibit 10-66 filed on Form
                        10-K filed on March 31, 1998.
            10.67*      Collaboration Agreement dated as of October 1997 by and
                        between the Registrant and Bristol-Myers Squibb Company.
                        Incorporated by reference to Exhibit 10-67 filed on Form
                        10-K filed on March 31, 1998.
            10.68*      Collaboration Agreement dated as of October 31, 1997 by and between Sequana and Warner-Lambert Company. Incorporated by reference to Exhibit 10-68 filed on Form 10-K filed on March
                        31, 1998.
            10.69       Sequana Common Stock Purchase Agreement, dated October 31,
                        1997. Incorporated by reference to Exhibit 10-69 filed on
                        Form 10-K filed on March 31, 1998.
            10.70       $200,000 Promissory Note, dated September 2, 1997, issued by
                        John P. Walker, to the Registrant. Incorporated by reference to Exhibit 10-70 filed on Form 10-K filed on March 31, 1998.
            10.71       $750,000 Promissory Note, dated September 2, 1997, issued by
                        John P. Walker, to the Registrant. Incorporated by reference to Exhibit 10-71 filed on Form 10-K filed on March 31, 1998.
            10.72       Employment Agreement, dated August 29, 1997, by and between
                        John Walker and the Registrant. Incorporated by reference to
                        Exhibit 10-72 filed on Form 10-K filed on March 31, 1998.
            10.73       Amended and Restated Severance Agreement by and between the
                        Registrant and Kevin Kinsella, dated January 7, 1998.
                        Incorporated by reference to Exhibit 10-73 filed on Form
                        10-K filed on March 31, 1998.
            10.74       Amended and Restated Restricted Stock Purchase Agreement by
                        and between Sequana and Kevin Kinsella, dated January 7,
                        1998. Incorporated by reference to Exhibit 10-74 filed on
                        Form 10-K filed on March 31, 1998.
            10.75       Consulting Agreement by and between Sequana and Kevin
                        Kinsella, dated January 8, 1998. Incorporated by reference to Exhibit 10-75 filed on Form 10-K filed on March 31, 1998.
            10.78       1997 Equity Incentive Plan, dated January 7, 1998.(22)
            10.79       First Amendment to Lease Schedules Master Property Lease
                        Agreement No. 943, dated March 29, 1994, Schedules Nos. 1
                        and 4 through 59, dated from March 29, 1994, through January
                        1, 1995.(23)

            EXHIBIT
            NUMBER                        DESCRIPTION OF DOCUMENT
            -------                       -----------------------
            10.80       First Amendment to Lease Schedule Master Property Lease
                        Agreement No. 963, dated March 29, 1996, Schedule No. 2,
                        dated March 29, 1996.(23)
            10.81       Second Amendment to Lease Schedule Master Property Lease
                        Agreement No. 943, dated March 29, 1994, Schedule No. 2,
                        dated March 29, 1994.(23)
            10.82       First Amendment to Lease Schedule Master Property Lease
                        Agreement No. 943, dated March 29, 1994, Schedule No. 3,
                        dated March 29, 1994.(23)
            10.83       Amendment to the Collaborative Research Agreement between
                        Sequana and Corange International Ltd., effective June 30,
                        1995, dated January 9, 1998.(24)
            10.84*      Amendment No. 2 to the Collaborative Research Agreement
                        between Sequana and Corange International Ltd., dated June
                        30, 1995, effective February 23, 1998.(24)
            10.85       Employment Agreement by and between Tim Harris and the
                        Company, dated as of January 8, 1998.(24)
            10.86       Lease Agreement between Sequana and ARE-John Hopkins Court,
                        LLC, dated as of January 7, 1998.(24)
            10.87*      Termination of Collaborative Research Agreement between
                        Sequana and Glaxo Wellcome, Inc., effective February 1,
                        1998.(25)
            10.88*      Combinatorial Chemistry Agreement between the Registrant and
                        Warner-Lambert Company, dated May 15, 1998.(25)
            10.89*      Collaboration Agreement by and among the Registrant and its subsidiaries, NemaPharm, Inc. and Sequana, and Roche
                        Bioscience, dated June 1, 1998.(25)
            10.90*      Amendment dated September 21, 1998 to the Collaboration
                        Agreement between Warner-Lambert Company and Sequana, dated
                        October 31, 1997.(26)
            10.91       1997 Non-Officer Equity Incentive Plan.(26)
            10.93*      Second Amendment to the Research Collaboration and License
                        Agreement between Arris Pharmaceutical Corp. and Merck and
                        Co., Inc., dated November 5, 1998.
            10.94*      Collaborative Research and License Agreement between the
                        Registrant and Rhone-Poulenc Rorer Pharmaceuticals, Inc.,
                        dated December 11, 1998.
            10.95*      Combinatorial Chemistry Agreement between the Registrant and
                        Rhone-Poulenc Rorer Pharmaceuticals, Inc., dated December
                        22, 1998.
            10.96       Agreement, dated June 11, 1998, by and between William
                        Newell and the Registrant.
            21          Subsidiaries of the Registrant.
            23.1        Consent of Ernst & Young LLP.
            24.1        Power of Attorney (incorporated in the signature page of
                        this Form 10-K).
            27          Financial Data Schedule.

---------------
  +  Compensatory Benefit Plan or management contract.

  * Confidential treatment has been requested with respect to certain portions of this exhibit.

 ** Confidential treatment has been granted with respect to certain portions of this exhibit.

 (1) Incorporated herein by reference to the Registration Statement on Form S-1 filed October 5, 1993, as amended thereto (file number 33-69972).

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

 (7) Incorporated herein by reference to the Registrant's Registration Report on Form 10-K for the fiscal year ended December 31, 1996

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

(22) Incorporated by reference to Appendix E to the Registrants Registration Statement on Form S-4, filed November 27, 1997.

(23) Incorporated herein by reference to the Registrant's Registration Report on Form 10-K for the fiscal year ended December 31, 1997.

(24) Incorporated herein by reference to the Registrant's Registration Report on Form 10-Q for the quarter ended March 31, 1998.

(25) Incorporated herein by reference to the Registrant's Registration Report on Form 10-Q for the quarter ended June 30, 1998.

(26) Incorporated herein by reference to the Registrant's Registration Report on Form 10-Q for the quarter ended September 30, 1998.