Form 10-Q
period 1999-03-31
AXYS PHARMECUETICALS INC
filed 1999-05-17
CIK 913056

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                        COMMISSION FILE NUMBER: 0-22788

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [X]  Yes  [ ]  No

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 30,358,514 at April 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AXYS PHARMACEUTICALS, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited) *
         Consolidated Balance Sheets -- March 31, 1999 and December
         31, 1998....................................................    3
         Consolidated Statements of Operations -- Three months ended
         March 31, 1999 and 1998.....................................    4
         Consolidated Statements of Cash Flows -- Three months ended
         March 31, 1999 and 1998.....................................    5
         Notes to Consolidated Financial Statements..................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   14

                        PART II: OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   15
Item 2.  Changes in Securities.......................................   15
Item 3.  Defaults Upon Senior Securities.............................   15
Item 4.  Submission of Matters to a Vote of Security Holders.........   15
Item 5.  Other Information...........................................   15
Item 6.  Exhibits and Reports on Form 8-K............................   15
Signature............................................................   17

---------------
* The financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

                           AXYS PHARMACEUTICALS, INC.

                         PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               MARCH 31,
                                                                 1999       DECEMBER 31,
                                                              (UNAUDITED)     1998(1)
                                                              -----------   ------------
                                                                    (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................   $ 28,760       $ 36,261
  Marketable investments....................................     35,277         36,456
  Accounts receivable, trade................................      4,529          2,140
  Inventory.................................................        766            435
  Prepaid expenses and other current assets.................      3,096          4,513
                                                               --------       --------
          Total current assets..............................     72,428         79,805
Property and equipment, net.................................     21,630         21,510
Investment in joint venture.................................      1,370          1,908
Note receivable from officer................................        646            821
Intangible assets...........................................      3,814          2,200
Other assets................................................        889          1,018
                                                               --------       --------
          TOTAL ASSETS......................................   $100,777       $107,262
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  3,418       $  3,788
  Accrued compensation......................................      2,694          4,232
  Other accrued liabilities.................................      2,334          2,956
  Deferred revenue..........................................      4,807          8,698
  Current portion of capital lease and debt obligations.....      9,227          9,872
                                                               --------       --------
          Total current liabilities.........................     22,480         29,546
Capital lease and debt obligations, net of current
  portion...................................................     16,070         16,816
Minority Interest...........................................      8,898            388
Stockholders' equity:
  Preferred stock...........................................         --             --
  Common stock..............................................    290,942        290,291
  Accumulated other comprehensive income....................         30            116
  Accumulated deficit.......................................   (237,643)      (229,895)
                                                               --------       --------
          Total stockholders' equity........................     53,329         60,512
                                                               --------       --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $100,777       $107,262
                                                               ========       ========

---------------
(1) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See accompanying notes to consolidated financial statements.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                1999         1998
                                                              --------    ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Revenues
  Collaboration and license revenue.........................  $ 8,662     $   8,351
  Product and service revenue...............................    3,142            83
                                                              -------     ---------
          Total revenues....................................   11,804         8,434
Operating expenses:
  Cost of goods sold........................................      548           446
  Research and development..................................   15,925        15,041
  General and administrative................................    3,201         3,432
  Acquired in-process research and development..............       --       124,888
                                                              -------     ---------
          Total operating expenses..........................   19,674       143,807
                                                              -------     ---------
Operating loss..............................................   (7,870)     (135,373)
Interest income.............................................      907         1,381
Interest expense............................................     (507)         (568)
Equity interest in loss of joint venture....................     (563)         (457)
Minority interest...........................................      285            --
                                                              -------     ---------
Net loss....................................................  $(7,748)    $(135,017)
                                                              =======     =========
Basic and diluted net loss per share........................  $  (.26)    $   (4.69)
                                                              =======     =========
Shares used in computing basic and diluted net loss per
  share.....................................................   30,321        28,782
                                                              =======     =========

          See accompanying notes to consolidated financial statements.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                               1999        1998
                                                              -------    ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(7,748)   $(135,017)
Adjustments to reconcile net loss to net cash and cash
  equivalents used in operating activities:
  Depreciation and amortization.............................    2,743        2,072
  Gain on sale of fixed asset...............................      (22)          --
  Equity interest in loss on joint venture..................      538          457
  Forgiveness of note receivable from officer...............      175          125
  Acquired in-process research and development..............       --      124,888
  Changes in assets and liabilities:
     Accounts receivable....................................   (2,389)          --
     Inventory..............................................     (331)          --
     Prepaid expenses and other current assets..............    1,155        1,305
     Other assets...........................................   (1,542)      (2,791)
     Accounts payable and accrued liabilities...............   (1,974)      (2,994)
     Deferred revenue.......................................   (3,891)      (3,653)
                                                              -------    ---------
Net cash and cash equivalents used in operating
  activities................................................  (13,286)     (15,608)
                                                              -------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
  Purchases.................................................   (8,235)      (8,206)
  Maturities................................................    9,259       23,805
Minority interest...........................................    8,510           --
Acquisition, net of cash balances...........................       --       13,270
Proceeds from sale of fixed assets..........................       22           --
Purchase of property and equipment..........................   (2,477)        (830)
                                                              -------    ---------
Net cash and cash equivalents provided by investing
  activities................................................    7,079       28,039
                                                              -------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................      651        1,535
Proceeds from note receivable...............................       --          593
Principal payments on notes payable and capital leases......   (1,945)      (1,630)
                                                              -------    ---------
Net cash and cash equivalents (used in) provided by
  financing activities......................................   (1,294)         498
                                                              -------    ---------
Net increase (decrease) in cash and cash equivalents........   (7,501)      12,929
Cash and cash equivalents, beginning of period..............   36,261       22,938
                                                              -------    ---------
Cash and cash equivalents, end of period....................  $28,760    $  35,867
                                                              =======    =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Issuance of common stock and value of options and warrants
  issued in acquisition.....................................  $    --    $ 169,730
                                                              =======    =========

          See accompanying notes to consolidated financial statements.

                           AXYS PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Axys Pharmaceuticals, Inc., a Delaware corporation ("Axys" or the "Company"), focuses on transforming gene discoveries into drugs. Axys' business is focused in three primary areas: (i) drug discovery and development programs in collaboration with pharmaceutical and biotechnology companies, (ii) drug discovery and development programs which are not partnered in the area of oncology, and (iii) the spin out of affiliated businesses in combinatorial chemistry, pharmacogenomics, and agricultural biotechnology.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arris Pharmaceuticals Canada, Inc., and Sequana Therapeutics, Inc. ("Sequana") and includes the accounts of Xyris Corporation and PPGx, Inc. the Company's majority owned subsidiaries (See "Formation of PPGx, Inc.", Note 3). All significant intercompany accounts and transactions have been eliminated.

     Sequana owns 50% of Genos, a joint venture with Memorial Sloan-Kettering Cancer Center ("MSKCC"). This investment is accounted for under the equity method.

RECLASSIFICATIONS

     Certain 1998 amounts have been reclassified to conform to the March 31, 1999 presentations.

BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 2. SECOND ROUND OF FINANCING FOR XYRIS CORPORATION

     In February 1999, Xyris concluded the negotiation of an exclusive license to all Axys technology in the field of agriculture (the "Technology License"). This resulted in the Company receiving additional shares of Xyris in exchange for the Technology License.

     Also in February 1999, Xyris completed a financing in which it raised $4,500,000 from a third party. After this financing, the third party's investment in Xyris totaled $5,000,000. Under the terms of the financing, the Company granted the third party the right (the "Put Option") to require the Company to purchase all of the third party's interest in Xyris in exchange for that number of shares of the Company whose market value equals $5,000,000 at the date of the exercise of the Put Option. The Put Option may be exercised at any time between August 5, 1999 and February 5, 2001.

                           AXYS PHARMACEUTICALS, INC.

                                 MARCH 31, 1999
                                  (UNAUDITED)

     The net effect of issuance of shares in connection with the Technology License and in connection with the financing reduced the Company's ownership in Xyris from 82% to 70%.

 3. FORMATION OF PPGX, INC.

     In February 1999, the Company announced the formation of a majority-owned subsidiary, PPGx, Inc. ("PPGx") which is engaged in the business of providing pharmacogenomic (the science of how genetic variations among individuals affects drug safety and efficacy) products and services to the pharmaceutical industry. In connection with the formation of PPGx, Axys contributed certain assets and technology in exchange for an 82% ownership interest in PPGx. PPD, Inc. ("PPD"), Axys' partner in PPGx, contributed certain assets, technology, cash and loan guarantees in exchange for an 18% ownership interest in PPGx and the exclusive, worldwide right to market the pharmacogenomic products and services of PPGx.

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

 4. INVENTORY

     Inventories are stated at the lower of cost (first-in, first-out) or market. At March 31, 1999, inventories consisted of the following (in thousands):

Raw materials.................................  $171
Finished goods................................   595
                                                ----
                                                $766
                                                ====

 5. COMPREHENSIVE INCOME

     Total comprehensive loss was ($7,718) and ($135,017) for the three months ended March 31, 1999 and 1998, respectively.

                           AXYS PHARMACEUTICALS, INC.

                                 MARCH 31, 1999
                                  (UNAUDITED)

 6. SEGMENT INFORMATION

     Segment information consists of the following:

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                               ----------------------
                                                1999          1998
                                               -------      ---------
                                                   (IN THOUSANDS)
Revenues:
  Drug discovery.............................  $ 8,509      $   7,851
  ATD........................................    3,114            583
  Other......................................      181             --
                                               -------      ---------
          Total consolidated.................  $11,804      $   8,434
                                               =======      =========
Operating income (loss):
  Drug discovery(1)..........................  $(7,821)     $(133,808)
  ATD........................................    1,315         (1,209)
  Other......................................   (1,242)            --
                                               -------      ---------
          Total consolidated.................  $(7,748)     $(135,017)
                                               =======      =========

     Other represents the results of PPGx's and Xyris' principal activities which commenced in 1999.
---------------
(1) Includes $125 million in acquired in-process research and development recorded in 1998 relating to the acquisition of Sequana Therapeutics, Inc. in January 1998.

                           AXYS PHARMACEUTICALS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains both historical information and forward-looking statements that involve risks and uncertainties. Forward-looking statements include projections and other statements about events that may occur at some point in the future. The company's actual results could differ significantly from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as under "Item 1. Business," including the sections entitled "What Factors Could Cause Our Results To Differ Significantly From Those You Might Expect?" and "What Other Matters Should Stockholders Consider with Respect to the Company?" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

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

     - Milestone Payments: Payments which are based on the company or its partner achieving certain technical or regulatory milestones in the collaboration. These revenues are recorded upon the achievement of mutually agreed upon milestones.

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

     Although the sale of stock by the company to one of its partners is not a source of revenue, unless sold at a premium to market, the company's collaborative research programs occasionally include the sale of stock by the company to the pharmaceutical company sponsoring the research.

     The company has not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. The company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. As of March 31, 1999, the company's accumulated deficit was approximately $238 million. Included in the company's accumulated deficit at March 31, 1999 was approximately $147 million of acquired in-process research and development from the acquisition of Khepri Pharmaceuticals, Inc. in 1995 and the acquisition of Sequana in January 1998.

RESULTS OF OPERATIONS

REVENUES

  Collaboration and licensing revenues

     The company's collaboration and licensing revenues increased to $8.6 million for the three months ended March 31, 1999, compared to $8.4 million for the same period in 1998. The change was primarily due to: (i) the increase in technology licensing fees of $2,000,000; (ii) the commencement in December 1998 of research support payments in connection with an agreement with Rhone-Polenc Rorer for the development of small molecule therapeutics that inhibit cathepsin S, which may be associated with certain inflammatory diseases; and (iii) the termination fee paid by Corange International, Ltd. in connection with the termination of their collaboration in February 1999. These increases were offset by lower revenues compared to the prior year due to the following: (i) the end of the research funding in mid-1998 under the Pharmacia & Upjohn agreement for the development of inhibitors of Factor Xa; (ii) the reduction in research support in the Boehringer Ingelheim International GmbH agreement for the gene identification program in asthma; and (iii) the conclusion of the Glaxo-Wellcome Inc. agreement for the genomics work in the area of type II diabetes and related conditions.

  Product and service revenues

     The company's product and service revenues increased to $3.1 million for the three months ended March 31, 1999 compared to $83,000 for the same period in 1998. The increase was primarily due to an increase in the number of combinatorial chemistry compounds shipped in 1999 under three ATD agreements, as well as the inclusion of the service revenue recognized by PPGx, Inc., the company's majority owned subsidiary formed in February 1999, compared to the number of combinatorial chemistry compounds shipped in 1998 under one ATD agreement.

  Cost of Goods Sold

     The company's cost of goods sold increased to $548,000 for the three months ended March 31, 1999 compared to $446,000 for the same period in 1998. The costs in 1999 are directly related to the costs of producing combinatorial chemistry compounds. The costs in 1998 primarily reflect start up costs for the production of combinatorial chemistry compounds.

  Research and Development

     The company's research and development expenses increased to $15.9 million for the three months ended March 31, 1999, compared to $15.0 million for the same period in 1998. In both periods research and development expenses included the clinical costs associated with pursuing the company's own clinical programs. In 1999 those costs related to the clinical trials of both ulcerative colitis and psoriasis. In 1998 those costs related to the clinical trials of developing an inhaled therapeutic for asthma. Other factors contributing to the increase are primarily due to severance costs associated with the reduction in headcount and include the research and development expenses of the company's newly formed subsidiaries, PPGx, Inc. and Xyris Corporation.

  General and Administrative

     The company's general and administrative expenses were $3.2 million for the three months ended March 31, 1999 compared to $3.4 million for the same period in 1998. The difference between periods was due to efficiencies applied in combining general and administrative functions among the consolidating entities.

  Interest Income and Interest Expense

     Interest income decreased to $907,000 for the three months ended March 31, 1999, compared to $1.4 million for the same period in 1998. The decrease was primarily due to the decrease in average cash and investment balances between the periods. Interest expense decreased to $507,000 for the three months ended March 31, 1999, compared to $568,000 for the same period in 1998. The decrease was primarily due to the lower debt balances from the company's two lines of credit and capital lease arrangements.

  Equity Interest in Loss of Joint Venture

     Equity interest in loss of joint venture increased to $563,000 for the three months ended March 31, 1999, compared to $457,000 for the same period in 1998. This account represents the company's 50% portion of Genos' loss for the period based on the company's 50% ownership of Genos.

  Minority interest

     Minority interest represents another investor's share of a subsidiary's operating income (loss), where the company owns 51% to 99% of that subsidiary. Income reported by the company, which is attributable to a minority owner was $285,000 at March 31, 1999, compared to zero for the same period in 1998. This amount is the result of the formation of the company's majority owned subsidiaries, PPGx, Inc. and Xyris Corporation. Since the company records all of the PPGx and Xyris operating expenses as our expenses, a portion of the losses from these entities is allocated to the minority shareholders in these entities, offsetting the company's operating loss.

IMPACT OF THE YEAR 2000

     The Year 2000 problem or the "Y2K problem" is a problem that may arise at the turn of the century in computers or other equipment utilizing microprocessor technology. Some computer software programs and computer equipment, as well as other equipment using embedded microprocessors, use two digit date fields rather than four date digit fields (that is, "98" in the computer code refers to the year "1998"). As a result, time-related functions in such software and equipment may misinterpret dates after January 1, 2000 to refer to the twentieth century rather than the twenty-first century (that is, "02" could be interpreted as "1902" rather than "2002"). This could potentially cause system or equipment shutdowns, failures or miscalculations, resulting in inaccuracies in computer output. The Y2K problem is a global problem and has the potential to impact virtually every company to one degree or another, including Axys.

     The company has been addressing the Y2K problem by reviewing its core information technology systems, including its servers, databases, desktop computers, significant applications (whether licensed from third parties or developed internally) and significant microprocessor-controlled equipment for Y2K readiness. Because the Y2K problem potentially affects many other companies, the company is also in the process of reviewing the Y2K readiness of its vendors, service providers and other companies (including its collaboration partners and customers) with whom the company has significant business relationships ("Important Third Parties").

     As the company completes these internal and external reviews, the company has been prioritizing the responses it needs to take to address the Y2K problem, to address the highest priorities first and to develop by the end of the second quarter of 1999 such contingency plans as management believes to be prudent. The company expects to update and revise this contingency plan throughout the remainder of 1999 as additional information becomes known. With respect to the company's core information technology systems, the review is complete and modifications have been substantially completed. The review and modification process of the desktop computers is substantially complete. The company expects to have completed its review and to have made any necessary modifications or replacements by the end of the second quarter of 1999. With respect to third party software applications, the company expects to complete its review and to replace or upgrade such applications by the end of the third quarter of 1999. In this regard, the company has completed the replacement of its enterprise management information system with a new system that is Y2K ready. With respect to the few software applications the company has developed and licensed to third parties, the company has completed its review of some of these applications and believes them to be Y2K ready. The remaining applications are undergoing testing and if determined not to be Y2K ready, the company expects to provide upgrades to such applications, making them Y2K ready by the third quarter of 1999. With respect to other internally-developed software applications, the company has compiled a list of such applications and has completed the design of appropriate tests. The company is in the process of running these tests and expects to complete its review by the end of the second quarter. The company expects to complete the replacement or upgrade of these applications during the second and third quarters of 1999. Finally, with respect to other significant microprocessor-controlled equipment, the company has identified and completed its review of such equipment. The company expects to complete its test of such equipment and to have made any necessary upgrades or replacements by the end of the second quarter of 1999.

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

     The total costs associated with the company's Y2K readiness efforts is currently projected to be in the range of $250,000. Out-of-pocket expenditures to date with respect to the Y2K problem have not been material and the time of company personnel to address Y2K readiness has also not been material. Until the reviews described above are completed, the company's estimates of the extent of the expenditures that will be necessary to address the Y2K problem are subject to change.

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

LIQUIDITY AND CAPITAL RESOURCES

     The company has financed its operations since inception primarily through private and public offerings of its capital stock and through corporate collaborations. As of March 31, 1999, the company had realized approximately $183 million in net proceeds from offerings of its capital stock. In addition, the company had realized approximately $174 million since inception from its corporate collaborations.

     The company's principal sources of liquidity are its cash and investments, which totaled $64 million as of March 31, 1999. The company has two lines of credit under which it had borrowed $25.9 million under the agreements as of March 31, 1999. The company has no additional borrowing capacity under these agreements. The company is in discussions to refinance these borrowings.

     Net cash used in operating activities during the three-month period ended March 31, 1999 was $13.3 million compared to $15.6 million in the same period in 1998. The change relates to the costs incurred in 1998 in relation to the acquisition of Sequana Therapeutics, Inc., as well as the timing of cash received under the company's collaboration or combinatorial chemistry compound sales agreements. Cash used in operating activities is expected to fluctuate from quarter to quarter depending, in part, upon the timing and amounts, if any, of cash received from existing and any new collaboration agreements or the sale of combinatorial chemistry compound libraries.

     The company also spent approximately $2.5 million for the purchase of property, plant and equipment during the three months ended March 31, 1999. Additional equipment is expected to be acquired or leased in connection with the company's continuing research and development activities.

     We expect that our existing money resources, including research and development revenues from existing collaborations, will enable us to maintain current and planned operations for at least the next two years. However, we expect to raise substantial additional money to fund operations before the end of this period. In addition, we will need to continue to raise money until we achieve substantial product or royalty revenues.

     We expect that we will seek additional funding through one or more of the following: new collaborations, the extension of existing collaborations, through sale of our interests in our affiliated businesses, or through public or private equity or debt financings. Furthermore, we may obtain funds through arrangements with collaborative partners or others that require us to give up rights to technologies or products that we would otherwise seek to develop or commercialize ourselves. We cannot be certain that additional funding will be available or that the terms will be acceptable. Existing stockholders will experience dilution of their investment if additional funds are raised by a follow-on stock offering. If adequate funds are not available, we may delay, reduce or eliminate any of our research or development programs.

                             CERTAIN BUSINESS RISKS

     We are at an early stage of development. Our technologies are, in many cases, new and all are still under development. All of our proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing, as well as lengthy regulatory approval involving many complexities. Our research and development efforts may not be successful, our proposed products may not prove to be safe and efficacious in clinical trials and no commercially successful products may ultimately be developed by us. In addition, many of our currently proposed products are subject to development and licensing arrangements with our collaborators. Therefore, we are dependent on the research and development efforts of these collaborators. Moreover, we are entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the proposed products covered by the collaborations. We have experienced significant operating losses since our inception and expect to incur significant operating losses over at least the next several years. The development of our technology and proposed products will require a commitment of substantial funds to conduct these costly and time consuming activities.

     Should we or our collaborators fail to perform in accordance with the terms of the applicable agreements, any consequent loss of revenue under the collaboration agreements could have a material adverse effect on our business, financial condition and results of operations. The proposed products under development by us have never been manufactured on a commercial scale and it is possible that proposed products may not be able to be manufactured at a cost or in quantities necessary to make them commercially viable. We have no sales, marketing or distribution capability for our proposed products. If any of the products subject to our collaborative agreements are successfully developed, we must rely on our collaborators to market the products. We cannot ensure that any collaborator's marketing efforts would be successful.

     If we develop any products which are not subject to our collaborative agreements, we must either rely on other pharmaceutical companies to market our products or we must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market our products directly. We cannot guarantee that these marketing efforts would be successful.

     The foregoing risks reflect our early stage of development and the nature of our industry and products. Also inherent in the Company's stage of development are a number of additional risks, including competition, the substantially greater financial resources of a number of our competitors, the manufacturing challenges presented by the production of increasing numbers of combinatorial chemistry compounds, uncertainties regarding protection of patents and proprietary rights, government regulation, uncertainties related to clinical trials and health care reform and the potential volatility of our stock price. These risks and uncertainties are discussed further in "Item 1. Business -- What Factors Could Cause Our Results to Differ Significantly From Those You Might Expect?" and "-- What Other Matters Should Stockholders Consider with Respect to the Company?" in the Company's Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission on March 31, 1999.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

                           AXYS PHARMACEUTICALS, INC.

PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     In February 1999, the company issued an option (the "Put Option") to The Bay City Capital Fund I, L.P. ("BCC"), granting BCC the right to require the company to purchase from BCC all of the 1,501,501 shares of Series A Preferred Stock of Xyris Corporation (the "Xyris Stock") held by BCC. If the Put Option is exercised, the company would purchase the Xyris Stock with shares of the Company's Common Stock, at its then market price, with an aggregate market value on the date the Put Option is exercised equal to $5,000,000, rounded down to the nearest whole number of shares. The Put Option was granted in connection with Series A Preferred Stock Purchase Agreement between BCC, Xyris Corporation and the Company, whereby BCC purchased Series A Preferred Stock of Xyris Corporation in connection with the additional financing of Xyris Corporation, a majority owned agricultural biotechnology subsidiary of the company. The Put Option may be exercised at any time between August 2, 1999 and February 2, 2001.

     The issuance of the above securities were intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof, due to, among other things, (i) the limited number of persons to whom the securities were issued, (ii) the distribution of disclosure documents to the investor,
(iii) the fact that such investors represented and warranted to the company, among other things, that such investors were acquiring the securities for investment only and not with a view to the resale or distribution thereof, and
(iv) the fact that such investors were knowledgeable, sophisticated and experienced in making investment decisions of this kind.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

    10.97   Employment Agreement, dated February 26, 1999, between the
            John Walker and the Registrant.
    10.98   Series A Preferred Stock Purchase Agreement, dated February
            2, 1999 by and among Xyris Corporation, Bay City Capital
            Fund I and the Registrant.
    10.99 Third Amendment to Expansion Lease, dated August 24, 1998 between the Registrant and ARE-11099 North Torrey Pines,
            LLC.
    10.100 Fourth Amendment to Expansion Lease, dated March 31, 1999 between the Registrant and ARE-11099 North Torrey Pines,
            LLC.
    10.101  First Amendment to the Research Agreement, dated February
            28, 1999 between the Registrant and Pharmacia & Upjohn, Inc.

    10.102  Seventh Amendment to Standard Industrial Lease Multi-tenant, dated February 13, 1998, between Shelton Corporation and the
            Registrant.
    10.103  Eighth Amendment to Standard Industrial Lease Multi-tenant, dated November 18, 1998 between Shelton International
            Holdings, Inc. and the Registrant.
    10.104  Ninth Amendment to Standard Industrial Lease Multi-tenant, dated November 18, 1998 between Shelton International
            Holdings, Inc. and the Registrant.
    10.105* Termination of Collaborative Research Agreement, dated
            February 13, 1999 between Corange International, Ltd. and
            the Registrant.
    10.106* Termination Agreement, dated February 5, 1999 between
            Pharmacia and Upjohn AB and the Registrant.
    27      Financial Data Schedule

---------------
* Confidential treatment has been requested with respect to certain portions of this exhibit.

b) REPORTS ON FORM 8-K

     None

                           AXYS PHARMACEUTICALS, INC.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AXYS PHARMACEUTICALS, INC.
Date: May 17, 1999

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
10.97      Employment Agreement, dated February 26, 1999, between the
           John Walker and the Registrant.
10.98      Series A Preferred Stock Purchase Agreement, dated February
           2, 1999 by and among Xyris Corporation, Bay City Capital
           Fund I and the Registrant.
10.99      Third Amendment to Expansion Lease, dated August 24, 1998
           between the Registrant and ARE-11099 North Torrey Pines,
           LLC.
10.100     Fourth Amendment to Expansion Lease, dated March 31, 1999
           between the Registrant and ARE-11099 North Torrey Pines,
           LLC.
10.101     First Amendment to the Research Agreement, dated February
           28, 1999 between the Registrant and Pharmacia & Upjohn, Inc.
10.102     Seventh Amendment to Standard Industrial Lease Multi-tenant, dated February 13, 1998 between Shelton Corporation and the
           Registrant.
10.103     Eighth Amendment to Standard Industrial Lease Multi-tenant, dated November 18, 1998 between Shelton International
           Holdings, Inc. and the Registrant.
10.104     Ninth Amendment to Standard Industrial Lease Multi-tenant, dated November 18, 1998 between Shelton International
           Holdings, Inc. and the Registrant.
10.105*    Termination of Collaborative Research Agreement, dated
           February 13, 1999 between Corange International, Ltd. and
           the Registrant.
10.106*    Termination Agreement, dated February 5, 1999 between
           Pharmacia and Upjohn AB and the Registrant.
27         Financial Data Schedule

---------------
* Confidential treatment has been requested with respect to certain portions of this exhibit.