Form 10-Q
period 1999-06-30
AXYS PHARMECUETICALS INC
filed 1999-08-16
CIK 913056

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                          ------------------------ TO
                           ------------------------ .

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

                               [X] Yes     [ ] No

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 30,441,037 as of July 31, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AXYS PHARMACEUTICALS, INC.

                                     INDEX

                                                              PAGE
                                                              ----
                  PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)*
         Consolidated Balance Sheets -- June 30, 1999 and
  December 31, 1998.........................................    3
         Consolidated Statements of Operations -- Three and
         six months ended June 30, 1999 and 1998............    4
         Consolidated Statements of Cash Flows -- Six months
  ended June 30, 1999 and 1998..............................    5
         Notes to Consolidated Financial Statements -- June
  30, 1999..................................................    6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................    9
                    PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................   15
Item 2. Changes in Securities...............................   15
Item 3. Defaults Upon Senior Securities.....................   15
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   15
Item 5. Other Information...................................   16
Item 6. Exhibits and Reports on Form 8-K....................   16
Signatures..................................................   17

---------------
* The financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AXYS PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              (UNAUDITED)       (1)
                                                              -----------   ------------
                                                                    (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................   $  23,025     $  36,261
  Marketable investments....................................      29,330        36,456
  Accounts receivable, trade................................       4,148         2,140
  Inventory.................................................         996           435
  Prepaid expenses and other current assets.................       3,151         4,513
                                                               ---------     ---------
          Total current assets..............................      60,650        79,805
Property and equipment, net.................................      22,476        21,510
Investment in joint venture.................................       1,104         1,908
Note receivable from officer................................         654           821
Intangible assets...........................................       3,372         2,200
Other assets................................................       1,165         1,018
                                                               ---------     ---------
          TOTAL ASSETS......................................   $  89,421     $ 107,262
                                                               =========     =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   2,473     $   3,788
  Accrued compensation......................................       3,697         4,232
  Other accrued liabilities.................................       3,506         2,956
  Deferred revenue..........................................       3,487         8,698
  Current portion of capital lease and debt obligations.....       9,976         9,872
                                                               ---------     ---------
          Total current liabilities.........................      23,139        29,546
Capital lease and debt obligations, net of current
  portion...................................................      13,144        16,816
Minority interest in joint venture..........................      13,159           388
Stockholders' equity:
  Preferred stock...........................................          --            --
  Common stock..............................................     290,944       290,291
  Accumulated other comprehensive income....................        (109)          116
  Accumulated deficit.......................................    (250,856)     (229,895)
                                                               ---------     ---------
          Total stockholders' equity........................      39,979        60,512
                                                               ---------     ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $  89,421     $ 107,262
                                                               =========     =========

---------------
(1) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See accompanying notes to consolidated financial statements.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                  -------------------    ---------------------
                                                    1999       1998        1999        1998
                                                  --------    -------    --------    ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues
  Collaboration and license revenue.............  $  6,134    $ 8,299    $ 14,796    $  16,650
  Product and service revenue...................     2,193        798       5,335          881
                                                  --------    -------    --------    ---------
          Total revenue.........................     8,327      9,097      20,131       17,531
Operating expenses
  Cost of goods sold............................       902         --       1,450          387
  Research and development......................    16,740     13,887      32,665       28,987
  General and administrative....................     4,552      3,690       7,753        7,122
  Acquired in-process research and
     development................................        --         --          --      124,888
                                                  --------    -------    --------    ---------
          Total operating expenses..............    22,194     17,577      41,868      161,384
                                                  --------    -------    --------    ---------
Operating loss..................................   (13,867)    (8,480)    (21,737)    (143,853)
Interest income.................................       799      1,287       1,706        2,669
Interest expense................................      (504)      (538)     (1,011)      (1,107)
Equity interest in loss of joint venture........      (267)      (445)       (830)        (902)
Minority interest...............................       625         --         911           --
                                                  --------    -------    --------    ---------
Net loss........................................  $(13,214)   $(8,176)   $(20,961)   $(143,193)
                                                  ========    =======    ========    =========
Basic and diluted net loss per share............  $  (0.44)   $ (0.27)   $  (0.69)   $   (4.87)
                                                  ========    =======    ========    =========
Shares used in computing basic and diluted net
  loss per share................................    30,359     29,999      30,340       29,390
                                                  ========    =======    ========    =========

          See accompanying notes to consolidated financial statements.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1999        1998
                                                              --------    ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(20,961)   $(143,193)
Adjustments to reconcile net loss to net cash and cash
  equivalents used in operating activities:
     Depreciation...........................................     4,303        3,801
     Amortization...........................................       828          593
     Gain on sale of fixed asset............................       (22)          --
     Equity interest in loss of joint venture...............       830          902
     Forgiveness of note receivable from officer............       183          125
     Acquired in-process research and development...........        --      124,888
     Changes in assets and liabilities:
       Accounts Receivable..................................    (2,008)          --
       Inventory............................................      (561)          --
       Prepaid expenses and other current assets............     1,362          986
       Other assets.........................................    (2,164)      (3,357)
       Accounts payable and accrued liabilities.............    (1,301)      (4,350)
       Deferred revenue.....................................    (5,211)      (4,460)
                                                              --------    ---------
Net cash and cash equivalents used in operating
  activities................................................   (24,722)     (24,065)
                                                              --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
  Purchases.................................................   (22,424)     (19,301)
  Maturities................................................    29,332       49,019
Minority interest...........................................    12,771           --
Proceeds from sale of fixed asset...........................        22           --
Sequana acquisition, net of cash............................        --       13,270
Investment in joint venture.................................       (25)      (2,000)
Purchase of property and equipment..........................    (5,269)      (2,332)
                                                              --------    ---------
Net cash and cash equivalents provided by investing
  activities................................................    14,408       38,656
                                                              --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................       653        1,586
Proceeds from note receivable...............................        --          603
Proceeds from notes payable and lease financing.............        --        2,000
Proceeds from minority interest.............................        --          500
Principal payments on notes payable and capital leases......    (3,568)      (3,143)
                                                              --------    ---------
Net cash and cash equivalents provided by (used by)
  financing activities......................................    (2,915)       1,546
                                                              --------    ---------
Effect of exchange rate change..............................        (7)          --
                                                              --------    ---------
Net increase (decrease) in cash and cash equivalents........   (13,236)      16,137
Cash and cash equivalents, beginning of period..............    36,261       22,938
                                                              --------    ---------
Cash and cash equivalents, end of period....................  $ 23,025    $  39,075
                                                              ========    =========

          See accompanying notes to consolidated financial statements.

                           AXYS PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Axys Pharmaceuticals, Inc., a Delaware corporation ("Axys" or the "Company"), is a drug discovery and development company with a proprietary focus in oncology. Axys' business is focused in three primary areas: (i) drug discovery and development programs in collaboration with pharmaceutical and biotechnology companies, (ii) drug discovery and development programs in the area of oncology, which are not partnered, and (iii) the spin out of affiliated businesses in combinatorial chemistry, pharmacogenomics, and agricultural biotechnology.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arris Pharmaceuticals Canada, Inc., Sequana Therapeutics, Inc. ("Sequana"), and Axys Advanced Technologies, Inc. ("AAT"), and includes the accounts of Xyris Corporation and PPGx, Inc. the Company's majority owned subsidiaries and (See "Formation of PPGx, Inc.", Note 3). All significant intercompany accounts and transactions have been eliminated.

     Sequana owns 50% of Genos, a joint venture with Memorial Sloan-Kettering Cancer Center ("MSKCC"). This investment is accounted for under the equity method.

RECLASSIFICATIONS

     Certain 1998 amounts have been reclassified to conform to the June 30, 1999 presentations.

BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 2. ROUND OF FINANCING FOR XYRIS CORPORATION

     In February 1999, Xyris executed an exclusive license to the Company's technology in the field of agriculture (the "Technology License"). The Company received additional shares of Xyris in exchange for the Technology License.

     Also in February Xyris completed a round of financing in which it raised $4,500,000 from a third party. During the second quarter Xyris completed a round of financing in which it raised $5,000,000 from other third parties. Under the terms of this financing, the Company has granted the third parties the right (the "Put Option") to require the Company to purchase all of their interests in Xyris in exchange for that number of shares of the Company whose market value equals $10,000,000 at the date of the exercise of the Put Option. The Put Option may be exercised at any time between August 2, 1999 and February 2, 2001.

                           AXYS PHARMACEUTICALS, INC.

                                 JUNE 30, 1999
                                  (UNAUDITED)

     The net effect of the issuance of shares in connection with the round of financing is a reduction of the Company's ownership in Xyris from 82% at December 31, 1998, to 52% at June 30, 1999.

 3. FORMATION OF PPGX, INC.

     In February 1999, the Company announced the formation of a majority-owned subsidiary, PPGx, Inc. ("PPGx"), which is engaged in the business of providing pharmacogenomic (the science of how genetic variations among individuals affects drug safety and efficacy) products and services to the pharmaceutical industry. In connection with the formation of PPGx, Axys contributed certain fixed assets and technology, which was recorded at the company's net book value, in exchange for an 82% ownership interest in PPGx. PPD, Inc. ("PPD"), Axys' partner in PPGx, contributed certain assets, technology, cash and loan guarantees in exchange for an 18% ownership interest in PPGx and the exclusive, worldwide right to market the pharmacogenomic products and services of PPGx.

     Under the terms of a shareholder agreement between the Company and PPD, PPD has the option (the "PPD Option") to purchase 32% of PPGx from the Company at various escalating prices until February 1, 2002 to PPD at various escalating prices until August 1, 2002. Upon exercise of the PPD Option or the Axys Put, the Company and PPD would have equal ownership positions in PPGx. Under certain circumstances, the Company has the option to put (the "Axys Put") 32% of PPGx. At such time as either the PPD Option or the Axys Put are exercised, the Company would also become a co-guarantor of a certain PPGx line of credit to the extent any borrowings are outstanding at that time. Additionally, at any time after the fifth anniversary of the formation of PPGx, the Company and, provided either the PPD Option or the Axys Put have been exercised, PPD have the right to buy all of the outstanding equity interests in PPGx at fair market value in accordance with the terms of buy-sell provisions of the shareholder agreement.

 4. INVENTORY

     Inventories are stated at the lower of cost (first-in, first-out) or market. At June 30, 1999, inventories consisted of the following (in thousands):

Raw materials...............................................  $293
Finished goods..............................................   703
                                                              ----
                                                              $996
                                                              ====

 5. COMPREHENSIVE INCOME

     Total comprehensive loss was ($13,353) and ($21,186) for the three- and six-months ended June 30, 1999, respectively and ($8,176) and ($143,193) for the three- and six-months ended June 30, 1998, respectively.

                           AXYS PHARMACEUTICALS, INC.

                                 JUNE 30, 1999
                                  (UNAUDITED)

 6. SEGMENT INFORMATION

     Segment information consists of the following:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1999        1998
                                                              --------    ---------
                                                                 (IN THOUSANDS)
Revenues:
  Drug discovery............................................  $ 13,063    $  15,650
  AAT.......................................................     6,726        1,881
  Other.....................................................       342           --
                                                              --------    ---------
Total consolidated..........................................  $ 20,131    $  17,531
                                                              ========    =========
Operating income (loss):
  Drug discovery(1).........................................  $(19,628)   $(142,064)
  AAT.......................................................     2,283       (1,069)
  Other.....................................................    (3,616)         (60)
                                                              --------    ---------
Total consolidated..........................................  $(20,961)   $(143,193)
                                                              ========    =========

Other represents the results of Xyris' and PPGx's principal activities which commenced in 1998 and 1999, respectively.
---------------
(1) Includes $125 million in acquired in-process research and development recorded in 1998 relating to the acquisition of Sequana Therapeutics, Inc. in January 1998.

 7. SUBSEQUENT EVENT

     On July 26, 1999, the Company refinanced its two lines of credit, one with Sumitomo Bank, Limited ("Sumitomo") and one with Sumitomo and Silicon Valley Bank, jointly, for a new $30 million revolving line of credit with Foothill Capital Corporation. The Company has fully drawn down this new line of credit, and repaid the previous notes with Sumitomo and Silicon Valley Bank. The new line is subject to the terms of a security agreement, under which certain investments are held in designated accounts as security for the line. Interest is due on the line monthly and is computed at the reference rate for Wells Fargo Bank. The balance of any unpaid principal and interest is due July 2002.

                           AXYS PHARMACEUTICALS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains both historical information and forward-looking statements that involve risks and uncertainties. Forward-looking statements include projections and other statements about events that may occur at some point in the future. The company's actual results could differ significantly from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as under "Item 1. Business," including, "What Factors Could Cause Our Results To Differ Significantly From Those You Might Expect," in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

OVERVIEW

     Since the Company's founding in 1989, Axys has devoted most of its resources to research and development programs. To date, the company's revenues have resulted from its collaborative research programs with pharmaceutical companies as part of its drug discovery business and more recently from the sales of chemical compound libraries by its new combinatorial chemistry business subsidiary, Axys Advanced Technologies, Inc. ("AAT") (formerly known as the Company's Advanced Technologies Division).

     In July 1999, the company announced the closing of its San Diego operations by the end of the calendar year. The company plans to relocate its oncology genomics operations from San Diego to its South San Francisco headquarters, and is involved in discussions with third parties to sell its positional cloning and other related technology programs. Following the conclusion of such discussions, the Company plans to close any remaining San Diego operations by the end of this calendar year. As a result of these actions, operating expenses are projected to decrease by $17 million on an annual basis. The company anticipates a one-time charge to range from $3.0 to $6.0 million during the third quarter of 1999 for costs associated with the relocation of its oncology genomics efforts and the transfer or winding up of its positional cloning and related efforts.

     In the second quarter of 1999, the following collaborative relationships were brought to an end. Two of these relationships involved early stage research collaborations and the third involved a collaboration in which the Company's research activities had concluded over a year earlier. The Company does not expect the termination of any of these relationships to have a material adverse effect on its business, financial statements or results of operations.

     Since June 1995 the Company has been involved in a collaboration with Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") to identify the genetic causes of asthma. In June 1999 the Company agreed that Boehringer Ingelheim's research funding obligations would end as of June 30, 1999, and that certain royalty terms in the agreement would be revised.

     In May 1999 the Company was notified by Pharmacia & Upjohn of the formal termination of the March 1993 collaborative agreement regarding the development of synthetic, small molecule mimetics of human growth factor. The research funding under this collaborative agreement had previously ended in 1997. Rights to this program revert to Axys.

     The Company and Memorial Sloan-Kettering Cancer Center formed and funded a joint venture called Genos Biosciences, Inc. in January 1997 to identify genes and related genetic information pertaining to prostate, breast and colon cancer. In May 1999 the Board of Directors of Genos Biosciences decided to suspend its research activities and wind up its affairs. The Company is receiving back rights to use its technology in the identification programs in oncology as a result of this winding up of Genos.

     The company's collaborative research programs generally contain one or more of the following sources of revenue to the company:

     - Research Support: Payments which are generally based on the number of researchers Axys is committing to a particular program. These revenues are recorded when earned by the company.

     - License Fees: Payments generally made when a collaboration agreement is signed. These revenues are recorded when the agreement is signed, as no future performance obligation exists.

     - Commitment Fees: Payments made in conjunction with the company's commitment to perform certain funded research. These revenues are recorded over the course of the research efforts.

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

     The company's sales of chemical compound libraries contain one or more of the following sources of revenue to the company:

     - Product Sales: As chemical compound libraries are shipped to customers of AAT, the Company records revenue based on the contracted price per compound.

     - License Fees: Payments made when compound supply or technology license agreements are signed. These revenues are recorded when the agreement is signed, as no future performance obligation exists.

     - Commitment Fees: Payments made in conjunction with AAT's commitment to perform certain obligations under compound supply or technology license agreements. These revenues are recorded over the course of the relevant agreement, as performance obligations are completed.

     - Protocol Fees: Payments made for granting access to technology know-how. These revenues are recorded as protocol are delivered.

     Although the sale of stock by the company to one of its partners is not a source of revenue, unless sold at a premium to market, the company's collaborative research programs have occasionally included the sale of stock by the company to the pharmaceutical company sponsoring the research.

     The Company has not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. As of June 30, 1999, the Company's accumulated deficit was approximately $251 million. Included in the Company's accumulated deficit at June 30, 1999 was approximately $147 million of acquired in-process research and development from the acquisition of Khepri Pharmaceuticals, Inc. in 1995 and the acquisition of Sequana in January 1998.

RESULTS OF OPERATIONS

REVENUES

     Total revenue was $8.3 million and $20.1 million for the three- and six-month periods ended June 30, 1999, respectively, compared to $9.1 million and $17.5 million for the comparable periods in 1998. Revenue is made up of two components, which are discussed below.

  Collaboration and licensing revenues

     The company's collaboration and licensing revenues were $6.1 million and $14.8 million for the three-and six-month periods ended June 30, 1999, respectively, compared to $8.3 million and $16.7 million, respectively, for the comparable periods in 1998. The change was primarily due to: (i) an increase in technology licensing fees, including the combinatorial chemistry agreement between AAT and Daiichi Pharmaceutical Co., Ltd., signed in June 1999; (ii) the research support in connection with an agreement with Rhone-Polenc Rorer for the development of small molecule therapeutics that inhibit cathepsin S, associated with certain inflammatory diseases; and (iii) the termination fee associated with Corange International, Ltd., which ended in February 1999. These increases were offset by lower revenues recognized compared to the prior year for the following agreements: (i) the end of the research funding in mid 1998 of the Pharmacia & Upjohn agreement for the development of inhibitors of Factor Xa; (ii) the reduction in research support in the Boehringer Ingelheim International GmbH agreement for the gene identification program in asthma; and (iii) the conclusion of the Glaxo-Wellcome Inc. agreement for the genomics work in the area of type II diabetes and related conditions.

  Product and service revenues

     The company's product and service revenues increased to $2.2 million and $5.3 million for the three- and six-month periods ended June 30, 1999, respectively, compared to $798,000 and $881,000, respectively, for the comparable periods in 1998. The increase was primarily due to an increase in the number of compounds shipped in 1999 under three AAT agreements, as well as the inclusion of the service revenue recognized by PPGx since its formation in February 1999, compared to the number of compounds shipped in 1998 under one AAT agreement.

  Cost of Goods Sold

     The company's cost of goods sold increased to $902,000 and $1.5 million for the three- and six-month periods ended June 30, 1999, respectively, compared to none and $387,000, respectively, for the comparable periods in 1998. The costs in 1999 are directly related to the costs of producing compounds for sale. The costs in 1998 primarily reflect start up costs for the production of compounds.

  Research and Development

     The company's research and development expenses increased to $16.7 million and $32.7 million for the three- and six-month periods ended June 30, 1999, respectively, from $13.9 million and $29.0 million, respectively, for the comparable periods in 1998. The increases in 1999 are primarily due to the research and development expenses of the company's newly formed subsidiaries PPGx, and Xyris. Other factors contributing to the increase relate to the clinical costs associated with pursuing our own clinical programs in both ulcerative colitis and psoriasis in 1999, versus the clinical costs associated with an inhaled therapeutic for asthma in 1998, as well as the severance costs associated with the reduction in headcount in the first quarter.

  General and Administrative

     The company's general and administrative expenses increased to $4.6 million and $7.8 million for the three- and six-month periods ended June 30, 1999, respectively, compared to $3.7 million and $7.1 million, respectively, for the comparable periods in 1998. The increases were primarily due to the addition of the administrative expenses of the company's newly formed subsidiaries, PPGx, and Xyris.

  Interest Income and Interest Expense

     Interest income decreased to $799,000 and $1.7 million for the three- and six-month periods ended June 30, 1999, respectively, compared to $1.3 million and $2.7 million, respectively, for the same periods in 1998. The decrease was primarily due to the decrease in average cash and investment balances between the periods. Interest expense decreased to $504,000 and $1.0 million for the three- and six-month periods ended June 30, 1999, respectively, compared to $538,000 and $1.1 million, respectively, for the same periods in 1998. The decrease was primarily due to the lower debt balances from the company's two lines of credit and capital lease arrangements.

  Equity Interest in Loss of Joint Venture

     Equity interest in loss of joint venture decreased to $267,000 and $830,000 for the three- and six- month periods ended June 30, 1999, respectively, compared to $445,000 and $902,000, respectively, for the same period in 1998. This account represents the company's 50% portion of Genos' loss for the period based on the Company's 50% ownership of Genos. These expenses are expected to decrease in future quarters as Genos is in the process of being wound up.

  Minority interest

     Minority interest represents another investor's share of a subsidiary's operating income (loss), where the company owns 51% to 99% of that subsidiary. Income reported by the company, which is attributable to a minority owner was $625,000 and $911,000 for the three- and six- month periods ended June 30, 1999, respectively, compared to none for the same periods in 1998. This amount is the result of the formation of the Company's majority owned subsidiaries, PPGx, Inc. and Xyris Corporation. Since the company records all of the PPGx and Xyris operating expenses as our expenses, a portion of the losses from these entities is allocated to the minority shareholders in these entities as minority interest, offsetting the company's operating loss.

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

     The company has been addressing the Y2K problem for more than six months beginning with a review of its core information technology systems, including its servers, databases, desktop computers, significant applications (whether licensed from third parties or developed internally) and significant microprocessor-controlled equipment for Y2K readiness. Because the Y2K problem potentially affects many other companies, the company has also been investigating the Y2K readiness of its vendors, service providers and other companies (including its collaboration partners and customers) with whom the company has significant business relationships ("Important Third Parties").

     As the company completes these internal and external reviews, the company has been prioritizing the responses it needs to take to address the Y2K problem, to address the highest priorities first and to develop by no later than the end of the third quarter of 1999 such contingency plans as management believes to be prudent. The company expects to update and revise this contingency plan throughout the remainder of 1999 as additional information becomes known. With respect to the company's core information technology systems, the review is complete and modifications have been substantially completed. The review and modification process of the desktop computers has been completed. With respect to third party software applications, the company expects to complete its review and to replace or upgrade such applications by the end of the third quarter of 1999. In this regard, the company has completed the replacement of its enterprise management information system with a new system that is Y2K ready. With respect to the few software applications the company has developed and licensed to third parties, the company has completed its review of some of these applications and believes them to be Y2K ready. The remaining applications are undergoing testing and if determined not to be Y2K ready, the company expects to provide upgrades to such applications, making them Y2K ready by the third quarter of 1999 or as soon thereafter as practicable. With respect to other internally-developed software applications, the company has compiled a list of such applications and has completed the design of appropriate tests. The company has run a number of tests and expects to complete its review by the end of the third quarter. The company has completed the replacement or upgrade of some of these applications and expects to complete the remaining replacements or upgrades during the third quarter of 1999. Finally, with respect to other significant microprocessor-controlled equipment, the company has identified and completed its review of such equipment and has completed the necessary upgrades or replacements.

     The review of the Y2K readiness of Important Third Parties is substantially complete and the company is in the process of assessing the nature and extent of the risk from non-readiness by such third parties. Depending upon the outcome of such assessment, the company plans to cease doing business with such third parties, locate back-up businesses who are Y2K ready, obtain reasonable assurances of Y2K readiness, or to implement other appropriate contingency plans, by the end of 1999.

     The total costs associated with the company's Y2K readiness efforts is currently believed to be in the range of $250,000. Out-of-pocket expenditures to date with respect to the Y2K problem have not been material and the time of company personnel to address Y2K readiness has also not been material. Until the reviews described above are completed, the company's estimates of the extent of the expenditures that will be necessary to address the Y2K problem are subject to change.

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

LIQUIDITY AND CAPITAL RESOURCES

     The company has financed its operations since inception primarily through private and public offerings of its capital stock and through corporate collaborations. As of June 30, 1999, the company had realized approximately $183 million in net proceeds from offerings of its capital stock. In addition, the company had realized approximately $182 million since inception from its corporate collaborations.

     The company's principal sources of liquidity are its cash and investments, which totaled $52.3 million as of June 30, 1999. In July 1999, the company has refinanced its former lines of credit with a new line of credit under which it has borrowed $30 million to fund research activities. This new line of credit increased the company's working capital by approximately $9 million.

     The company's cash and investments at June 30, 1999 include the balances from its wholly owned and majority owned subsidiaries. Xyris Corporation, the majority owned agricultural biotechnology affiliate is in the process of merging with Global Agro, Inc., a privately held plant science company. Once the all-stock transaction is completed, it is anticipated that the company's ownership percentage in Xyris will be 50% or less. The company's consolidated financial statements will no longer include the balances of Xyris and the activity in Xyris will be accounted for on the equity method. Xyris' cash and investments at June 30, 1999 totalled $8.0 million.

     Net cash used in operating activities during the six-month period ended June 30, 1999 was $24.7 million, compared to $24.1 million in the same period in 1998. Operating expenses between the two periods were largely unchanged. Cash used in operating activities is expected to fluctuate from quarter to quarter depending in part upon the timing and amounts, if any, of cash received from existing and any new collaboration agreements or the sale of combinatorial chemistry compound libraries.

     The company also spent approximately $5.3 million for the purchase of property, plant and equipment during the six months ended June 30, 1999. Additional equipment is expected to be acquired or leased in connection with the company's continuing research and development activities. The Company is currently in discussions to finance prior and future purchases of capital equipment.

     We expect that our existing money resources, including research and development revenues from existing collaborations, will enable us to maintain current and planned operations for at least the next 12 to 18 months.

     We expect that our existing money resources, including research and development revenues from existing collaborations, will enable us to maintain current and planned operations for at least the next 12 to 18 months.

However, we expect to raise substantial additional money to fund operations before the end of this period. In addition, we will need to continue to raise money until we achieve substantial product or royalty revenues, if ever.

     We expect that we will seek additional funding through one or more of the following: new collaborations, the extension of existing collaborations, the sale of our interests in our affiliated businesses, or through public or private equity or debt financings. Furthermore, we may obtain funds through arrangements with collaborative partners or others that require us to give up rights to technologies or products that we would otherwise seek to develop or commercialize ourselves. We cannot be certain that additional funding will be available or that, if available, the terms will be acceptable. Existing stockholders will experience dilution of their investment if additional funds are raised through private or public stock sales. If adequate funds are not available, we may delay, reduce or eliminate any of our research or development programs.

CERTAIN BUSINESS RISKS

     We are at an early stage of development. Our technologies are, in many cases, new and all are still under development. All of our proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing, as well as lengthy regulatory approval involving many complexities. Our research and development efforts may not be successful, our proposed products may not prove to be safe and efficacious in clinical trials and no commercially successful products may ultimately be developed by us. In addition, many of our currently proposed products are subject to development and licensing arrangements with our collaborators. Therefore, we are dependent, in many cases on the research and development efforts of these collaborators. Moreover, we are entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the proposed products covered by the collaborations. We have experienced significant operating losses since our inception and expect to incur significant operating losses over at least the next several years. The development of our technology and proposed products will require a commitment of substantial funds to conduct these costly and time consuming activities.

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

     The foregoing risks reflect our early stage of development and the nature of our industry and products. Also inherent in the Company's stage of development are a number of additional risks, including competition, the substantially greater financial resources of a number of our competitors, the manufacturing challenges presented by the production of increasing numbers of combinatorial chemistry compounds, uncertainties regarding protection of patents and proprietary rights, and government regulation, uncertainties related to clinical trials and health care reform and the potential volatility of our stock price. These risks and uncertainties are discussed further in "Items 1.
Business -- What Factors Could Cause Our Results to Differ Significantly From Those You Might Expect?" and "-- What Other Matters Should Stockholders Consider with Respect to the Company?" in the Company's Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission on March 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not Applicable.

                           AXYS PHARMACEUTICALS, INC.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     In May and June 1999, the Company issued options (the "Put Options") to the North American Nutrition & Agribusiness Fund, L.P. and the Missouri Soybean Merchandising Council ("MSMC"), granting each of them the right to require the Company to purchase the 1,201,201 shares and 300,300 shares, respectively, of Series A Preferred Stock of Xyris Corporation ("Xyris") held by NANAF and MSMC. If either of the Put Options is exercised, the Company would purchase the Xyris shares held by NANAF or MSMC, as the case may be, with shares of the Company's Common Stock, at its then market price, with an aggregate market value as the date the Put Option is exercised equal to $4,000,000 or $1,000,000, as the case may be, rounded down to the nearest whole number of shares. The Put Options were granted in connection with the Series A Purchase Agreements between NANAF and MSMC, as the case may be, and Xyris, and the Company, whereby NANAF and MSMC each purchased Series A Preferred Stock of Xyris in connection with the additional financing of Xyris. The Put Options may be exercised at any time between August 2, 1999 and February 2, 2001.

     The issuance of the above securities were intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4 (2) thereof, due to, among other things, (i) the limited number of persons to whom the securities were issued, (ii) the distribution of disclosure documents to the investor,
(iii) the fact that such investors represented and warranted to the company, among other things, that such investors were acquiring the securities for investment only and not with a view to the resale of distribution thereof, and
(iv) the fact that such investors were knowledgeable, sophisticated and experienced in making investment decisions of this kind.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 1999 Annual Meeting of Stockholders was held on Wednesday, May 26, 1999. Stockholders were asked (i) to elect directors to serve for the ensuing year and until their successors are elected; (ii) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 1999; and (iii) to approve an additional 500,000 shares of common stock under the Company's Employee Stock Purchase Plan (ESPP).

     All of the matters were approved by the stockholders of the Company. The number of shares voted for, against and withheld for each matter were:

                                                               IN FAVOR     WITHHELD
                                                              ----------    ---------
Election of Directors:
  John P. Walker............................................  23,718,105      243,618
  Ann M. Arvin, M.D.........................................  23,720,454      241,269
  Vaughn M. Kailian.........................................  23,726,865      234,858
  Donald Kennedy, Ph.D......................................  20,005,605    3,956,118
  Irvin Lerner..............................................  23,706,103      255,620
  Alan Mendelson, J.D.......................................  23,729,205      232,518
  J. Leighton Read, M.D.....................................  23,726,989      234,734

                                                                                        BROKER
                                                      FOR        AGAINST    ABSTAIN    NON-VOTES
                                                   ----------    -------    -------    ---------
Selection of Ernst & Young LLP...................  23,878,898     53,104    29,721     6,386,613
Additional 500,000 shares of Common stock under
  the Company's ESPP.............................  23,387,304    482,338    92,081     6,386,613

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.107*    Combinatorial Chemistry Agreement between Axys Advanced
               Technologies, Inc. and Daiichi Pharmaceutical Co., Ltd.,
               signed June 30, 1999.
    10.108*    Amendment to the Collaboration Agreement between the Sequana and Boehringer Ingelheim GmH, dated June 14, 1999.
    10.109     Series A Preferred Stock Purchase Agreement dated May 14,
               1999, by and among Xyris Corporation, The North American
               Nutrition & Agribusiness Fund and the Registrant.
    10.110     Series A Preferred Stock Purchase Agreement dated May 14,
               1999, by and among Xyris Corporation and Missouri Soybean
               Merchandise Council and the Registrant.
    10.111     Fourth Amendment to Expansion Lease between Sequana and
               ARE -- 11099 North Torrey Pines, LLC, dated March 31, 1999.
    10.112*    First Amendment to Lease between ARE-JOHN HOPKINS COURT LLC and Sequana, dated December 1, 1998.
    27         Financial Data Schedule.

---------------
* Confidential treatment has been requested with respect to certain portions of this exhibit.

(b) Reports on Form 8-K

     None.

                           AXYS PHARMACEUTICALS, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AXYS PHARMACEUTICALS, INC.

Date: August 16, 1999                     By:     /s/ JOHN P. WALKER
                                          --------------------------------------
                                                      John P. Walker
                                           Chairman and Chief Executive Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                                 EXHIBIT INDEX

    EXHIBIT                           DESCRIPTION
    -------                           -----------
    10.107*   Combinatorial Chemistry Agreement between Axys Advanced
              Technologies, Inc. and Daiichi Pharmaceutical Co., Ltd.,
              signed June 30, 1999.
    10.108*   Amendment to the Collaboration Agreement between the Sequana and Boehringer Ingelheim GmH, dated June 14, 1999.
    10.109    Series A Preferred Stock Purchase Agreement dated May 14,
              1999, by and among Xyris Corporation, The North American
              Nutrition & Agribusiness Fund and the Registrant.
    10.110    Series A Preferred Stock Purchase Agreement dated May 14,
              1999, by and among Xyris Corporation, Missouri Soybean
              Merchandise Council and the Registrant.
    10.111    Fourth Amendment to Expansion Lease between Sequana and
              ARE -- 11099 North Torrey Pines, LLC, dated March 31, 1999.
    10.112*   First Amendment to Lease between ARE-JOHN HOPKINS COURT LLC and Sequana, dated December 1, 1998.
    27        Financial Data Schedule.

---------------
* Confidential treatment has been requested with respect to certain portions of this exhibit.