Form 10-Q
period 1999-09-30
AXYS PHARMECUETICALS INC
filed 1999-11-15
CIK 913056

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ________________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 30,442,268 as of October 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AXYS PHARMACEUTICALS, INC.

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I: FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)*
          Consolidated Balance Sheets -- September 30, 1999 and
            December 31, 1998.........................................    3
          Consolidated Statements of Operations -- Three and nine
            months ended September 30, 1999 and 1998..................    4
          Consolidated Statements of Cash Flows -- nine months ended
            September 30, 1999 and 1998...............................    5
          Notes to Consolidated Financial Statements -- September 30,
            1999......................................................    6
          Management's Discussion and Analysis of Financial Condition
Item 2.     and Results of Operations.................................   10
Item 3.   Quantitative and Qualitative Disclosure About Market Risk...   16

                         PART II: OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   17
Item 2.   Changes in Securities.......................................   17
Item 3.   Defaults Upon Senior Securities.............................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   17
Item 5.   Other Information...........................................   17
Item 6.   Exhibits and Reports on Form 8-K............................   17
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

                           AXYS PHARMACEUTICALS, INC.

                         PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                               (UNAUDITED)         (1)
                                                              -------------    ------------
                                                                     (IN THOUSANDS)
Current assets:
Cash and cash equivalents...................................    $   4,099       $  36,261
Marketable investments......................................       39,118          36,456
Accounts receivable, trade..................................        4,170           2,140
Inventory...................................................          793             435
Prepaid expenses and other current assets...................        3,004           4,513
                                                                ---------       ---------
Total current assets........................................       51,184          79,805
Property and equipment, net.................................       20,792          21,510
Investment in joint venture.................................           --           1,908
Note receivable from officer................................          666             821
Intangible assets...........................................           --           2,200
Other assets................................................        1,125           1,018
                                                                ---------       ---------
          Total Assets......................................    $  73,767       $ 107,262
                                                                =========       =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................    $   3,240       $   3,788
Accrued compensation........................................        2,971           4,232
Other accrued liabilities...................................        8,410           2,956
Deferred revenue............................................        2,003           8,698
Current portion of capital lease and debt obligations.......        9,976           9,872
                                                                ---------       ---------
Total current liabilities...................................       26,600          29,546
Capital lease and debt obligations, net of current
  portion...................................................       23,355          16,816
Minority interest in joint venture..........................        3,431             388
Stockholders' equity:
Preferred stock.............................................           --              --
Common stock................................................      291,229         290,291
Accumulated other comprehensive income......................          (51)            116
Accumulated deficit.........................................     (270,797)       (229,895)
                                                                ---------       ---------
          Total stockholders' equity........................       20,381          60,512
                                                                ---------       ---------
          Total Liabilities and Stockholders' Equity........    $  73,767       $ 107,262
                                                                =========       =========

---------------
(1) The balance sheet at December 31, 1998 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See accompanying notes to consolidated financial statements.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------    ---------------------
                                                    1999       1998        1999        1998
                                                  --------    -------    --------    ---------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues
Collaboration and license revenue...............  $  5,493    $ 9,761    $ 20,289    $  26,411
  Product and service revenue...................     3,487      4,513       8,822        5,394
                                                  --------    -------    --------    ---------
          Total revenue.........................     8,980     14,274      29,111       31,805
Operating expenses
  Cost of goods sold............................     1,394        391       2,844          778
  Research and development......................    14,706     15,710      47,371       44,697
  General and administrative....................     5,076      4,480      12,829       11,602
  Restructuring Charge..........................     7,008         --       7,008           --
  Acquired in-process research and
     development................................        --         --          --      124,888
                                                  --------    -------    --------    ---------
          Total operating expenses..............    28,184     20,581      70,052      181,965
                                                  --------    -------    --------    ---------
Operating loss..................................   (19,204)    (6,307)    (40,941)    (150,160)
Interest income (expense), net..................       (57)       410         606        1,972
Equity interest in loss of joint venture........        (6)      (788)       (836)      (1,690)
Minority interest...............................       612         --       1,522           --
Other income (expense), net.....................    (1,285)        --      (1,253)          --
                                                  --------    -------    --------    ---------
Net loss........................................  $(19,940)   $(6,685)   $(40,902)   $(149,878)
                                                  ========    =======    ========    =========
Basic and diluted net loss per share............  $  (0.66)   $ (0.22)   $  (1.35)   $   (5.06)
                                                  ========    =======    ========    =========
Shares used in computing basic and diluted net
  loss per share................................    30,359     30,095      30,340       29,625
                                                  ========    =======    ========    =========

          See accompanying notes to consolidated financial statements.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999        1998
                                                              --------    ---------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(40,902)   $(149,878)
Adjustments to reconcile net loss to net cash and cash
  equivalents used in operating activities:
Non-cash restructuring charge...............................     2,920           --
Write off of investment in Genos............................     1,072           --
Depreciation................................................     7,591        6,385
Amortization................................................       828          825
Gain (loss) on sale of fixed asset..........................      (178)          44
Equity interest in loss of joint venture....................       836        1,690
Forgiveness of note receivable from officer.................       183          125
Acquired in-process research and development................        --      124,888
Changes in assets and liabilities:
     Accounts Receivable....................................    (2,030)      (3,054)
     Inventory..............................................      (358)        (960)
     Prepaid expenses and other current assets..............     1,509          513
     Other assets...........................................      (135)      (4,100)
     Accounts payable and accrued liabilities...............     3,907       (1,728)
     Deferred revenue.......................................    (6,695)      (4,611)
                                                              --------    ---------
Net cash and cash equivalents used in operating
  activities................................................   (31,452)     (29,861)
                                                              --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
  Purchases.................................................   (76,569)     (33,969)
  Maturities................................................    73,846       66,247
Minority interest...........................................     3,043          500
Proceeds from sale of fixed asset...........................       255          119
Sequana acquisition, net of cash............................        --       13,270
Investment in joint venture.................................        --       (2,000)
Purchase of property and equipment..........................    (8,862)      (5,925)
                                                              --------    ---------
Net cash and cash equivalents (used in) provided by
  investing activities......................................    (8,287)      37,742
                                                              --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................       938        2,350
Proceeds from note receivable...............................        --          252
Proceeds from notes payable and lease financing.............    32,308        6,174
Principal payments on notes payable and capital leases......   (25,665)      (4,649)
                                                              --------    ---------
Net cash and cash equivalents provided by financing
  Activities................................................     7,581        4,627
                                                              --------    ---------
Effect of exchange rate change..............................        (4)          --
                                                              --------    ---------
Net (decrease)/increase in cash and cash equivalents........   (32,162)      12,508
Cash and cash equivalents, beginning of period..............    36,261       22,938
                                                              --------    ---------
Cash and cash equivalents, end of period....................  $  4,099    $  35,446
                                                              ========    =========

          See accompanying notes to consolidated financial statements.

                           AXYS PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

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

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Arris Pharmaceuticals Canada, Inc., and Sequana Therapeutics, Inc. ("Sequana"), and Axys Advanced Technologies, Inc. ("AAT"), and includes the account of PPGx, Inc. the Company's majority-owned subsidiary (See "Formation of PPGx, Inc.", Note 4). All significant intercompany accounts and transactions have been eliminated.

     The Company owns 41% of Akkadix Corporation ("Akkadix"), (formerly known as Xyris Corporation) (See "Changes in Akkadix Corporation", Note 3). Sequana owns 50% of Genos, a joint venture with Memorial Sloan-Kettering Cancer Center ("MSKCC"). These investments are accounted for under the equity method.

RECLASSIFICATIONS

     Certain 1998 amounts have been reclassified to conform to the September 30, 1999 presentations.

BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

 2. RESTRUCTURING CHARGE

     In July 1999, the Company announced the closing of its San Diego operations by the end of the calendar year. The Company is relocating its oncology genomics operations from San Diego to its South San Francisco headquarters. The restructuring activities resulted in a one-time charge of $7.0 million during the third quarter of which $2.2 million related to severance and other employee-related costs, $1.7 million related to facilities costs, $1.8 million related to the disposal of assets, and $1.3 million in other costs associated with the plan. The facilities costs included lease payments on facilities to be vacated in San Diego net of proceeds from existing subleases. The company anticipates that the accrual for facilities will be utilized over the period through lease termination on December 31, 2001. As a result of closing the facility, the Company eliminated 120 positions of

                           AXYS PHARMACEUTICALS, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

which 93 are included in the severance calculation. Sixty-two employees will be terminated in October 1999. The Company anticipates that the remaining employees will be terminated by December 31, 1999.

     The following table summarizes the Company's 1999 restructuring charge activity for the nine months ended September 30, 1999 (in thousands):

                            SEVERANCE                                CONTRACTUAL
                                &                                     RESEARCH       OTHER
                            BENEFITS      FACILITIES    EQUIPMENT    COMMITMENTS    ASSETS      TOTAL
                           -----------    ----------    ---------    -----------    -------    -------
Q3 1999 Charges..........    $2,210         $1,664       $ 1,810        $214        $ 1,110    $ 7,008
Asset write-offs.........                                 (1,810)                    (1,110)    (2,920)
                             ------         ------       -------        ----        -------    -------
Liability at September
  30, 1999...............    $2,210         $1,664       $     0        $214        $     0    $ 4,088
                             ======         ======       =======        ====        =======    =======

 3. CHANGES IN AKKADIX CORPORATION

ROUND OF FINANCING

     In February 1999, Akkadix executed an exclusive license to the Company's technology in the field of agriculture (the "Technology License"). The Company received additional shares of Akkadix in exchange for the Technology License.

     Also in February 1999, Akkadix completed a financing in which it raised $4.5 million from a third party. During the second quarter of 1999 Akkadix completed a round of financing in which it raised $5 million from other third parties. Under the terms of this financing, the Company has granted the third parties the right (the "Put Option") to require the Company to purchase all of the their interests in Akkadix in exchange for that number of shares of the Company whose market value equals $10 million at the date of the exercise of the Put Option. The Put Option may be exercised at any time through February 2, 2001.

     The net effect of issuance of shares in connection with the completion of this round of financing in the second quarter of 1999 reduced the Company's ownership in Akkadix from 82% at December 31, 1998, to 52% at June 30, 1999.

ACQUISITION OF GLOBAL AGRO CORPORATION BY AKKADIX

     On September 9, 1999 Akkadix completed its acquisition of Global Agro, Inc. ("Global"), a privately held California corporation. Under the terms of the merger, all outstanding shares of Global stock were converted into Series B preferred stock of Akkadix. The merger was accounted for as a purchase.

     As a result of the merger, the Company's ownership interest in Akkadix fell below 50%. Therefore, Akkadix's balance sheet is no longer consolidated into the Company's balance sheet. Akkadix's results of operations are included with the Company's results of operations through the date of merger between Akkadix and Global. Subsequent to the acquisition of Global, operating results of Akkadix are included in the Company's results using the equity method of accounting.

 4. FORMATION OF PPGX, INC.

     In February 1999, the Company announced the formation of a majority-owned subsidiary, PPGx, Inc. ("PPGx") which is engaged in the business of providing pharmacogenomic (the science of how genetic variations among individuals affects drug safety and efficacy) products and services to the pharmaceutical and biotechnology industries. In connection with the formation of PPGx, Axys contributed certain fixed assets, which were recorded at the Company's net book value, and technology in exchange for a 82% ownership interest in PPGx. PPD, Inc. ("PPD"), Axys' partner in PPGx, contributed certain assets, technology, cash

                           AXYS PHARMACEUTICALS, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

and loan guarantees in exchange for an 18% ownership interest in PPGx and the exclusive, worldwide right to market the pharmacogenomic products and services of PPGx.

     Under the terms of a shareholder agreement between the Company and PPD, PPD has the option (the "PPD Option") to purchase 32% of PPGx from the Company at various escalating prices until February 1, 2002. Under certain circumstances, the Company has the option to put (the "Axys Put") 32% of PPGx to PPD. Upon exercise of the PPD Option or the Axys Put, the Company and PPD would have equal ownership positions in PPGx. At such time as either the PPD Option or the Axys Put are exercised, the Company would also become a co-guarantor of a certain PPGx line of credit to the extent any borrowings are outstanding at that time. Additionally, at any time after the fifth anniversary of the formation of PPGx, the Company and, provided either the PPD Option or the Axys Put have been exercised, PPD have the right to buy all of the outstanding equity interests in PPGx at fair market value in accordance with the terms of buy-sell provisions of the shareholder agreement.

 5. INVENTORY

     Inventories associated with the Company's Axys Advanced Technologies (AAT) subsidiary are stated at the lower of cost (first-in, first-out) or market. At September 30, 1999, inventories consisted of the following (in thousands):

Raw materials.................................  $302
WIP...........................................    32
Finished goods................................   459
                                                ----
                                                $793
                                                ====

 6. COMPREHENSIVE INCOME

     Total comprehensive loss was ($19,882,000) and ($40,953,000) for the three- and nine-months ended September 30, 1999, respectively, and ($6,540,000) and ($149,733,000) for the three- and nine-months ended September 30, 1998, respectively.

                           AXYS PHARMACEUTICALS, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

 7. SEGMENT INFORMATION

     Segment information consists of the following:

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                          1999        1998
                                                        --------    ---------
                                                           (IN THOUSANDS)
Revenues:
Drug discovery........................................  $ 17,556    $  24,911
  AAT.................................................    10,909        6,894
  Other...............................................       646           --
                                                        --------    ---------
          Total consolidated..........................  $ 29,111    $  31,805
                                                        ========    =========
Net income (loss):
  Drug discovery (1)..................................  $(39,866)   $(151,922)
  AAT.................................................     3,329        2,352
  Other...............................................    (4,365)        (308)
                                                        --------    ---------
          Total consolidated..........................  $(40,902)   $(149,878)
                                                        ========    =========
Assets:
  Drug discovery......................................  $ 64,443    $ 103,128
  AAT.................................................     5,556        3,807
  Other...............................................     3,768         327\
                                                        --------    ---------
                                                        $ 73,767    $ 107,262
                                                        ========    =========

---------------

(1) Includes $125 million in acquired in-process research and development recorded in 1998 relating to the acquisition of Sequana Therapeutics, Inc. in January 1998.

     Other represents the results of Akkadix's and PPGx's principal activities which commenced in 1998 and 1999, respectively.

     Total assets for AAT were approximately $5,556,000 and $3,807,000 as of September 30, 1999 and 1998, respectively.

 8. REVOLVING LINE OF CREDIT

     On July 26, 1999, the Company refinanced its two lines of credit, one with Sumitomo Bank, Limited ("Sumitomo") and one with Sumitomo and Silicon Valley Bank, jointly for a new $30 million revolving line of credit with Foothill Capital Corporation. The Company has fully drawn down this new line of credit, and repaid the previous notes with Sumitomo and Silicon Valley Bank. The new line is subject to the terms of a security agreement, and is fully secured by the Company's marketable investments. Interest is due on the line monthly and is computed at the reference rate for Wells Fargo Bank. The balance of any unpaid principal and interest is due July 2002.

 9. IMPAIRMENT OF INVESTMENT IN GENOS

     In May 1999 the Board of Directors of Genos decided to suspend it research activities and wind up its affairs. The Company is receiving back rights to use its technology in the identification of programs in oncology from Genos. As a result of the winding up of Genos, the Company has taken a one-time charge of $1.1 million in the third quarter of 1999, representing the total carrying value of the Investment in Genos.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains both historical information and forward-looking statements that involve risks and uncertainties. Forward-looking statements include projections and other statements about events that may occur at some point in the future. The company's actual results could differ significantly from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as under "Item 1. Business," including, "What Factors Could Cause Our Results To Differ Significantly From Those You Might Expect", in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

OVERVIEW

     Since the company's founding in 1989, Axys has devoted most of its resources to research and development programs. To date, the company's revenues have resulted from its collaborative research programs with pharmaceutical companies as part of its drug discovery business and more recently from the sales of chemical compound libraries by its new combinatorial chemistry business subsidiary, Axys Advanced Technologies, Inc. ("AAT"), (formerly known as the Company's Advanced Technologies Division).

     In October 1999, the company announced its first in-licensing deal with Signal Pharmaceuticals, Inc. ("Signal"). Signal has granted exclusive worldwide development and marketing rights to the company for its selective estrogen receptor-beta modulators (SERM-B) for the treatment of cancer. Under the terms of the agreement, the company is obligated to provide payments to Signal in the form of an up-front license fee, research funding, research milestones and royalties.

     In September 1999, Akkadix Corporation ("Akkadix"), (formerly known as Xyris Corporation) completed its acquisition of Global Agro, Inc. ("Global"). As a result of this acquisition, the company's interest in Akkadix fell below 50% and will no longer be consolidated into the company's financial statements, and will be accounted for under the equity method.

     In July 1999, the company announced the closing of its San Diego operations by the end of the calendar year. The company is in the process of relocating its oncology genomics operations from San Diego to its South San Francisco headquarters and winding down all other operations in San Diego, which are expected to conclude by the end of this calendar year. As a result of this action, a one-time charge of $7.0 million was taken in the third quarter and operating expenses are projected to decrease by $17 million on an annual basis, beginning with fiscal year 2000.

     Since June 1995 Sequana Therapeutics, Inc. ("Sequana"), which was acquired by the company in January 1998, has been involved in a collaboration with Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") to identify the genetic causes of asthma. In June 1999 the Company agreed that Boehringer Ingelheim's research funding obligations would end as of June 30, 1999, and that certain royalty terms in the agreement would be revised.

     The company and Memorial Sloan-Kettering Cancer Center ("MSKCC") formed and funded a joint venture called Genos Biosciences, Inc. ("Genos") in January 1997 to identify genes and related genetic information pertaining to prostate, breast and colon cancer. In May 1999 the Board of Directors of Genos decided to suspend its research activities and wind up its affairs. The company is receiving back rights to use its technology in the identification programs in oncology as a result of this winding up of Genos. In the third quarter of 1999, the company wrote off the balance of the investment in Genos.

     The company's collaborative research programs generally contain one or more of the following sources of revenue to the company:

     - Research Support: Payments which are generally based on the number of researchers Axys is committing to a particular program. These revenues are recorded when earned through the performance of the required research by the company.

     - License Fees: Payments generally made when a collaboration agreement is signed. These revenues are recorded when the agreement is signed, as no future performance obligations exist.

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

     - Protocol Fees: Payments made for granting access to technology know-how. These revenues are recorded as protocols are delivered.

     The Company has not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. The company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. As of September 30, 1999, the Company's accumulated deficit was approximately $271 million. Included in the Company's accumulated deficit at September 30, 1999 was approximately $147 million of acquired in-process research and development from the acquisition of Khepri Pharmaceuticals, Inc. in 1995 and the acquisition of Sequana in January 1998.

RESULTS OF OPERATIONS

REVENUES

     Total revenue was $9.0 million and $29.1 million for the three- and nine-month periods ended September 30, 1999, respectively, compared to $14.3 and $31.8 million for the comparable periods in 1998. Revenue is made up of two components, which are discussed below.

  Collaboration and licensing Revenues

     The company's collaboration and licensing revenues were $5.5 million and $20.3 million for the three-and nine-month periods ended September 30, 1999, respectively, compared to $9.8 million and $26.4 million, respectively, for the comparable periods in 1998. The revenue mix for the quarter ended September 30, 1999 was positively affected in comparison to the same quarter for the prior year by: (i) an increase in technology licensing fees, arising out of the combinatorial chemistry agreements between AAT and Daiichi Pharmaceutical Co., Ltd., signed in June 1999 and between AAT and Allergan, signed in September 1999; (ii) payments for research support in connection with an agreement with Rhone-Polenc Rorer for the development of small molecule therapeutics that inhibit cathepsin S, associated with certain inflammatory diseases; and (iii) the termination fee associated with an agreement with Corange International, Ltd., which ended in February 1999. These revenue increases were more than offset by decreased revenues recognized compared to the prior year under the following agreements: (i) the end of the research funding in mid 1998 of the Pharmacia & Upjohn agreement for the development of inhibitors of Factor Xa; (ii) the termination of research support in June 1999 under the Boehringer Ingelheim International GmbH agreement for the gene identification program in asthma; and (iii) the conclusion in May 1998 of the Glaxo-Wellcome Inc. agreement for the genomics work in the area of type II diabetes and related conditions.

  Product and service revenues

     The company's product and service revenues were $3.5 million and $8.8 million for the three- and nine-month periods ended September 30, 1999, respectively, compared to $4.5 million and $5.4 million, respectively, for the comparable periods in 1998. The lower third quarter revenue was primarily the result of a reduction in the number and value of compounds shipped in 1999 under the AAT agreements, which was offset by the inclusion of the service revenue recognized by PPGx, Inc. since its formation in February 1999, compared to the number of compounds shipped in 1998 under one AAT agreement. The nine month revenue numbers were higher in 1999 than in 1998 because higher revenues were recorded for the first six months of 1999 compared to the first six months of 1998.

  Cost of Goods Sold

     The company's cost of goods sold increased to $1.4 million and $2.8 million for the three- and nine-month periods ended September 30, 1999, respectively, compared to $391,000 and $778,000, respectively, for the comparable periods in 1998. The costs in 1999 are directly related to the costs of producing compounds for sale. The costs in 1998 primarily reflect start up costs for the production of compounds. The increases in cost of goods sold in 1999 over 1998 reflect increases in the number of compounds sold in 1999 over 1998.

  Research and Development

     The company's research and development expenses were $14.7 million and $47.4 million for the three-and nine-month periods ended September 30, 1999, respectively, compared to $15.7 million and $44.7 million, respectively, for the comparable periods in 1998. The decrease for the three months ended September 30, 1999 compared to the same period in 1998 is primarily due to the winding down of activities in the company's San Diego operation. The increase in the nine month period ended September 30, 1999 compared to the same period in 1998 was primarily due to the research and development expenses of the company's newly formed subsidiaries PPGx and Akkadix. Akkadix's activities are reflected in the consolidated results of the company through the date it merged with Global Agro, which means through the first eight months of 1999. Other factors contributing to the increase for the nine-month period relate to the clinical costs associated with pursuing our own clinical programs in both ulcerative colitis and psoriasis in 1999, versus lower clinical costs associated with an inhaled therapeutic for asthma in 1998, as well as severance costs associated with the reduction in headcount in the first quarter of 1999.

     When the company acquired Sequana in January 1998, Sequana had the following research programs in progress: Asthma, partnered with Boehringer Ingelheim Int'l GmbH; Osteoporosis, partnered with Corange International Ltd.; Non-Insulin Dependent Diabetes Mellitus (NIDDM), partnered with Glaxo Wellcome, Inc.; Schizophrenia/Bipolar, partnered with Parke-Davis Pharmaceutical Research division of Warner-Lambert Company; Obesity, Alzheimer's and Pharmacogenomics. As of September 30, 1999 the following programs are still on-going: the Schizophrenia/Bipolar program partnered with Parke-Davis and with respect to which the company is currently in negotiations to transfer the program to Parke-Davis; and the Pharmacogenomics program, which was spun off into the PPGx subsidiary with PPD. All other programs have ended.

  General and Administrative

     The company's general and administrative expenses increased to $5.1 million and $12.8 million for the three- and nine-month periods ended September 30, 1999, respectively, compared to $4.5 million and

$11.6 million, respectively, for the comparable periods in 1998. The increases were primarily due to the addition of the administrative expenses of the company's newly formed subsidiaries, PPGx and Akkadix. Akkadix's activities are reflected in the consolidated results of the company through the date it merged with Global Agro, which means through the first eight months of 1999.

  Interest Income and Interest Expense

     Interest income decreased to $775,000 and $2.4 million for the three- and nine-month periods ended September 30, 1999, respectively, compared to $990,000 and $3.7 million, respectively, for the same periods in 1998. The decrease was primarily due to the decrease in average cash and investment balances during the periods. Interest expense increased to $832,000 and $1.8 million for the three- and nine-month periods ended September 30, 1999, respectively, compared to $580,000 and $1.7 million, respectively, for the same periods in 1998. The increase was primarily due to the higher debt balances from the company's revolving line of credit and capital lease arrangements.

  Equity Interest in Loss of Joint Venture

     Equity interest in loss of joint venture decreased to $6,000 and $836,000 for the three- and nine-month periods ended September 30, 1999, respectively, compared to $788,000 and $1.7 million respectively, for the same period in 1998. This account represents the company's 50% portion of Genos' loss for the period based on the Company's 50% ownership of Genos. The decrease is primarily due to the wind down of operations of Genos since May 1999. In the third quarter of 1999, the company's wrote off the balance of the investment in Genos.

  Minority interest

     Minority interest represents another investor's share of a subsidiary's operating income (loss), where the company owns 51% to 99% of that subsidiary. Income reported by the company, which is attributable to a minority owner was $612,000 and $1.5 million for the three- and nine-month periods ended September 30, 1999, respectively, compared to none for the same periods in 1998. This amount is the result of the recent formation of the Company's majority-owned subsidiaries, PPGx and Akkadix. Since the company consolidates all of the PPGx and Akkadix operating expenses, a portion of the losses from these entities is allocated to the minority shareholders in these entities as minority interest, offsetting the company's operating loss. As a result of the merger between Akkadix and Global, discussed above, Akkadix' results of operations will all be included in Equity Interest in Loss of Joint Venture in future periods.

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

     The company has addressed the Y2K problem by reviewing its core information technology systems, including its servers, databases, desktop computers, significant applications (whether licensed from third parties or developed internally) and significant microprocessor controlled equipment for Y2K readiness. Because the Y2K problem potentially affects many other companies, we have also been reviewing the Y2K readiness of our vendors, service providers and other companies (including collaboration partners and customers) with whom we have significant business relationships ("Important Third Parties").

     The company has completed all internal reviews and has prioritized the responses needed to address the Y2K problem. All external reviews are expected to be completed by the end of November 1999. Management is currently developing such contingency plans as believed to be prudent.

     With respect to the company's core information technology systems and desktop computers, the company has completed its review and has substantially completed all necessary modifications and replacements. The company expects to complete its replacement or upgrade of all third party software applications by the end of November 1999. The company previously replaced its enterprise management information system with a new system that is Y2K ready. With respect to the few software applications the company has developed and licensed to third parties, the company has completed its review of these applications and believes them to be Y2K ready. The company has compiled a list of all other internally developed software applications and does not believe them to be date sensitive. Finally, with respect to other significant microprocessor-controlled equipment, the company has identified such equipment and has made any necessary upgrades or replacements.

     The review of the Y2K readiness of Important Third Parties is substantially completed. Following completion, the company expects to assess the nature and extent of the risk from non-readiness by such third parties and to either cease doing business with such third parties, locate back-up businesses who are Y2K ready, obtain reasonable assurances of Y2K readiness, or to implement other appropriate contingency plans, by the end of 1999.

     The total costs associated with the company's Y2K readiness efforts is estimated to be $250,000. The company has spent approximately $67,000 through September 30, 1999 on its Y2K activities, excluding the time of company personnel, all of which has been expensed, and expects to spend approximately $183,000 through December 31, 1999.

     The company believes that its Y2K readiness review and the actions it intends to take prior to the end of 1999 should result in the absence of significant Y2K-related problems for the company's computer systems, applications and microprocessor-controlled equipment. However, there can be no assurances that the company will be able to complete its review of various systems within the time frames indicated, that the company will be completely Y2K ready by the end of 1999 or that the company will not encounter Y2K-related problems that could have a material adverse affect on the company's results of operations and financial condition. In addition, the company cannot guarantee the Y2K readiness of Important Third Parties and certain business disruptions could occur, such as a financial institution's inability to process checks drawn on bank accounts, to accept deposits or process wire transfers, an Important Third Party's business failure, interruption in deliveries of equipment, supplies and services from Important Third Parties, loss of voice and/or data connections, loss of power to electrical facilities, and other business interruptions which cannot be predicted. Accordingly, there can be no assurance that Y2K-related problems of Important Third Parties will not have a material adverse affect on the company's results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     The company has financed its operations since inception primarily through private and public offerings of its capital stock and through corporate collaborations. As of September 30, 1999, the company had realized approximately $183 million in net proceeds from offerings of its capital stock. In addition, the company had realized approximately $189 million since inception from its corporate collaborations.

     The company's principal sources of liquidity are its cash and investments, which totaled $43.2 million as of September 30, 1999. The company's cash and investments at September 30, 1999 include the cash and investments from its wholly-owned and majority-owned subsidiaries. As a result of the merger between Akkadix and Global, discussed above, Akkadix is no longer consolidated into the company's balance sheet. Consequently, Akkadix's cash and investments of approximately $8 million at June 30, 1999 is no longer included in the balance of cash and investments at September 30, 1999. The company's investments also serve as security for the company's borrowings under its line of credit.

     Net cash used in operating activities during the nine-month period ended September 30, 1999 was $31.5 million compared to $29.9 million in the same period in 1998. Operating expenses between the two periods were largely unchanged. Cash used in operating activities is expected to fluctuate from quarter to quarter depending in part upon the timing and amounts, if any, of cash received from existing and any new collaboration agreements or the sale of combinatorial chemistry compound libraries.

     The company also spent approximately $8.9 million for the purchase of property, plant and equipment during the nine months ended September 30, 1999. Additional equipment is expected to be acquired or leased in connection with the company's future research and development activities, although the magnitude of such purchases or leases is not presently known. There were no material commitments for capital expenditures outstanding at September 30, 1999.

     The company's AAT subsidiary currently has approximately $22.0 million of backlog from committed contracts for the sale of combinatorial chemistry libraries as of September 30, 1999 .

     In January of 1999 and then again in September of 1999 the company reduced its work force engaged in early stage genomics research activities in order to reduce its future cash requirements. The company believes it has sufficient cash resources, in light of the funding commitments of its research collaborators and its combinatorial chemistry partners, to allow it to continue to meet its committed research obligations and its committed combinatorial chemistry delivery obligations for the foreseeable future. However, the company is also pursuing its own internally-financed research programs. In order to continue these research efforts and to fund future clinical development activities, the company has been seeking and is continuing to seek additional funding through a variety of means, including new collaborations, public or private equity or debt financings and the sale of our interests in our affiliated businesses. We cannot be certain that additional funding will be available or that, if available, the terms will be acceptable. In the event the company is unsuccessful in the near term in securing additional funding or in securing the desired amount of funding, the company would have to reduce its future cash expenditures further and could scale back its internally-financed research.

     The drug development process is expensive and we are at an early stage of development. Therefore, we expect we will continue to need to raise money in the future until we achieve substantial product or royalty revenues, if ever. We expect that we will continue to seek additional funding from time to time through one or more of the following: new collaborations, the extension of existing collaborations, the sale of our interests in our affiliated businesses, or through public or private equity or debt financings. Furthermore, we may obtain funds through arrangements with collaborative partners or others that require us to give up rights to technologies or products that we would otherwise seek to develop or commercialize ourselves. We cannot be certain that additional funding will be available or that, if available, the terms will be acceptable. Existing stockholders will experience dilution of their investment if additional funds are raised through private or public stock sales. If adequate funds are not available, we may delay, reduce or eliminate any of our research or development programs.

CERTAIN BUSINESS RISKS

     We are at an early stage of development and we will need a substantial amount of additional funding to continue to prosecute our research and development programs. Our technologies are, in many cases, new and all are still under development. All of our proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive and costly preclinical and clinical testing, as well as lengthy regulatory approval involving many complexities. Our research and development efforts may not be successful, our proposed products may not prove to be safe and efficacious in clinical trials and no commercially successful products may ultimately be developed by us. In addition, many of our currently proposed products are subject to development and licensing arrangements with our collaborators. Therefore, we are dependent in many cases on the research and development efforts of these collaborators. Moreover, we are entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the proposed products covered by the collaborations. We have experienced significant operating losses since our inception and expect to incur significant operating losses over at least the next several years. The development of our technology and proposed products will require a commitment of substantial funds to conduct these costly and time-consuming activities, which funds may not be available.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

    10.113*   Combinatorial Chemistry Agreement between Axys Advanced
              Technologies, Inc. and Allergan, Inc., dated September 27,
              1999
    10.114*   Loan Agreement by and between Axys Pharmaceuticals, Inc. and
              Foothill Capital Corporation, dated July 26, 1999
    10.115    Warrant to Purchase Common Stock, issued to Reedland Capital
              Partners, dated July 30, 1999.
    10.116    Registration Rights Agreement by and among the Registrant
              and Reedland Capital Partners, dated July 30, 1999.
    10.117    Fifth Amendment to Expansion Lease by and between the
              Registrant and Alexandria Real Estate Equities, dated
              October 1999.
    27        Financial Data Schedule

---------------
* Confidential treatment has been requested with respect to certain portions of this exhibit.

b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AXYS PHARMACEUTICALS, INC.

Date: November 15, 1999                   By: /s/    JOHN P. WALKER
                                            ------------------------------------
                                                       John P. Walker
                                            Chairman and Chief Executive Officer

                                          By: /s/   KATHLEEN STAFFORD
                                            ------------------------------------
                                                     Kathleen Stafford
                                              Sr. VP and CFO (Chief Accounting
                                                           Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.113*   Combinatorial Chemistry Agreement between Axys Advanced
          Technologies, Inc. and Allergan, Inc., dated September 27,
          1999
10.114*   Loan Agreement by and between Axys Pharmaceuticals, Inc. and
          Foothill Capital Corporation, dated July 26, 1999
10.115    Warrant to Purchase Common Stock, issued to Reedland Capital
          Partners, dated July 30, 1999.
10.116    Registration Rights Agreement by and among the Registrant
          and Reedland Capital Partners, dated July 30, 1999.
10.117    Fifth Amendment to Expansion Lease by and between the
          Registrant and Alexandria Real Estate Equities, dated
          October 1999.
27        Financial Data Schedule

---------------
* Confidential treatment has been requested with respect to certain portions of this exhibit.