Form 10-K
period 1999-12-31
AXYS PHARMECUETICALS INC
filed 2000-03-08
CIK 913056

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 29, 2000, based upon the last trade price of the Common Stock reported on the Nasdaq National Market on such date, was $553,602,928.*

     The number of shares of Common Stock outstanding as of February 29, 2000 was 34,946,051.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement which will be filed with the Commission pursuant to Section 14a in connection with the 2000 annual meeting of stockholders are incorporated herein by reference in Part III of this report.

* Excludes approximately 345,868 of the Registrant's outstanding Common Stock held by directors and officers of the Registrant at February 29, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. BUSINESS

INTRODUCTION

     This section discusses the business of Axys Pharmaceuticals, Inc. In this section we sometimes refer to Axys Pharmaceuticals, Inc. as Axys or our company. For further information you may contact our web-site at www.axyspharm.com.

     You should be aware that the following discussion of our company contains both historical information and forward-looking statements. Forward-looking statements are statements made about future events and include projections and other statements about what may or could happen in the future. You should be aware that forward-looking statements involve risks and uncertainties. Our actual results could differ significantly from those you might expect based on our forward-looking statements. There are a number of reasons that this might occur. To understand what those reasons are, you should review the sections below entitled "What Factors Could Cause Our Results to Differ Materially from Those You Might Expect?" and "What Other Matters Should Stockholders Consider with Respect to the Company?". You should also consider the additional risk factors described in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

     Axys is a biopharmaceutical company focused on the discovery, development and commercialization of therapeutic small molecules. We focus our own resources on discovering and developing therapeutics for the treatment of various types of cancer and we collaborate with large pharmaceutical companies in discovering therapeutics for chronic diseases for which there are large markets.

     We have three affiliated companies that were formed to provide capital to Axys for our drug discovery operations:

     - AXYS ADVANCED TECHNOLOGIES, INC. (AAT), which began operations in 1996, is a 100% owned subsidiary that markets combinatorial chemistry compounds, enabling technology and services.

     - PPGX, INC. (PPGx), a pharmacogenomics subsidiary founded in 1999, is 82% owned by Axys.

     - AKKADIX CORPORATION (Akkadix), previously called Xyris Corporation, an agricultural biotechnology company founded in 1998, is 38% owned by Axys.

WHAT GIVES US AN EDGE IN DRUG DISCOVERY AND DEVELOPMENT?

     The entire drug discovery process runs from target identification and validation to lead identification to preclinical development to clinical development. The following sections describe each part of this process and the technologies that Axys employs in drug discovery.

     In recent years, the advent of new drug discovery technologies, including genomics, bioinformatics, computational sciences, structure-based drug design, combinatorial chemistry, high throughput screening and pharmacogenomics, has offered great potential for streamlining the lengthy and expensive process of drug discovery. We have assembled a premier platform for drug discovery by combining and integrating these new technologies with the traditional pharmaceutical sciences, including medicinal chemistry and pharmacology. Our capabilities in this area, which include assay development, compound screening, lead optimization, pharmacology and preclinical development, are instrumental in increasing the speed and efficiency of our drug candidate identification efforts. In addition, we have functional genomics capabilities, which we are using to select and validate targets for our cancer research.

     As a biopharmaceutical company, our core strengths lie in the portion of the drug discovery continuum spanning from selection of leads from hits in primary screens, lead optimization using structure-based drug design, combinatorial chemistry, to preclinical development and pharmacology. In this regard, we believe we are unique among biotechnology companies in having an in-house medicinal chemistry group of the size and scope usually found in large pharmaceutical companies.

TARGET IDENTIFICATION AND VALIDATION

     Target identification and validation is the process of identifying and validating those genetic-based targets that are the most promising for therapeutic intervention by small molecules. There are numerous potential targets, which may apply to all manner of diseases. As described below, we are currently focusing our target identification and validation efforts on discovering new biochemical pathways in cancer.

     The human genome is the collection of all the genetic information of a human being. Scientifically defined, the human genome consists of 23 pairs of chromosomes that contain the 100,000 or so genes that define every human's make-up. Genes are made up of DNA (deoxyribonucleic acid). In humans, a DNA molecule resembles a twisted ladder and consists of two strands -- a double helix -- whose carbohydrate-like sides are connected by pairs of nitrogen-containing chemicals called bases, which form the rungs of the ladder. The particular order of the bases is called the DNA sequence. In total, there are approximately 3 billion base pairs of DNA comprising all of the chromosomes in the human genome. Much effort has been devoted by various governments, research institutions and companies to mapping out the exact location of each gene on each chromosome in order to determine the complete DNA sequence of the 3 billion DNA bases. We believe that detailed knowledge of the human genome is or will be available in the near future, either through public databases or through commercially available databases.

     However, knowing the sequence of a gene is really only the beginning of the drug discovery process. The next step is the determination of the biological processes that the gene plays a role in. The term "functional genomics" refers to a variety of scientific disciplines that examine gene function and identify disease pathways resulting from a gene or genes that are not functioning properly. The job of determining the functions of a gene -- and its protein products -- requires testing in systems that approximate human systems, such as the C. elegans (nematode worm) system.

     Although we were a pioneer in genomics research using positional cloning techniques in many different disease areas, we concluded in 1999 that many of our genomics programs were too early stage and too far removed from product development to justify the sizeable investment that we were making. So, during the last half of 1999 we wound down our formerly partnered genomics research programs, transferred our last remaining partnered genomics research program to our partner (the Parke-Davis Pharmaceutical Research Division of the Warner-Lambert Company) and shut down our La Jolla research facility. We continue to utilize our genomics capabilities as part of our cancer research programs and moved them to our South San Francisco site in the fall of 1999. We have integrated these capabilities with our functional genomics capabilities to create a directed set of target identification and validation tools, which include bioinformatics, a sophisticated antisense knock-out technology, expression array technology and C. elegans nematode biology, all of which we use to discover new biochemical pathways in cancer.

     Axys makes use of both proprietary and licensed bioinformatics software to enable the discovery of new genes and the identification of known genes and species homologs in the our efforts in target identification and validation. When new gene sequences are identified, we are rapidly able to access both public and proprietary databases through these software tools. We have, in particular, developed a proprietary Target Validation System, which we refer to as TVS, which is used to collect all data gathered on particular genes, including sequence, and correlation to possible function. Where the function of a gene needs to be determined, especially in the case where it might play a pivotal role in a biochemical process, we can use antisense knock-out technology, either in well-characterized functional systems, such as the nematode worm, or in mammalian systems. For most applications of antisense as applied to specific new targets, we have licensed the technology from Atugen. We also employ sophisticated expression array technology, licensed from Molecular Dynamics-Amersham. Using this technology, very small arrays are built on glass slides to study the expression levels of thousands of genes at the same time. With the information generated from these arrays, we can compare differences in gene expression between normal and diseased or genetically manipulated cells. Finally, another technology we use is C. elegans, a microscopic multicellular round worm that is the most thoroughly understood multicellular animal in terms of cellular development, anatomy and genetic content. C. elegans is useful as a research tool because as many as 70% of the currently known human disease genes possess a highly significant homolog (sister gene) in the nematode. In addition to nematodes, we also use other model systems such as fruit flies, yeast and mice to test the function of genes.

     By combining gene expression data and our antisense results with information about genetic relationships gained from model systems and our bioinformatics capabilities, we are better able to identify points in biological pathways that may be the best point of intervention a potential therapeutic. For a description of some of our more significant target validation and identification activities in cancer in 1999, see the section below entitled "What Does Axys' Non-Partnered Research and Development Franchise in Oncology Look Like?"

Lead Identification

     Once a biological point of intervention or target, is identified and validated, we have the capability to rapidly identify chemical compounds that chemically regulate the protein product of the relevant gene called a lead. We have generated lead compounds for new biological targets at a rapid pace by making use of a broad range of technologies in dual discovery tracks: (1) structure-based drug design driven by X-ray crystallography and computational modeling and (2) high-throughput screening combined with chemical compound diversity.

     We use a broad range of scientific capabilities to study the basic structure of molecules (X-ray crystallography) and advanced chemistry that uses the knowledge gained from crystallography and structural biology. These technologies can speed research by enabling an understanding of the precise three-dimensional structure of a target associated with a disease. Then, we bring additional computational science capabilities into play. We have a rapid, flexible molecular docking model that can be used to find a natural or synthetic "inhibitor" that can bind to the molecule and change the way it will perform in the body. By using structure-based design, we have the ability to rapidly create lead compounds that are less likely to cause side effects, be toxic or result in lengthy delays in drug development due to failed safety studies.

     Our medicinal chemists also play an important role in our lead identification efforts. The chemists obtain iterative structural information from X-ray crystallography and molecular modeling, complemented by powerful computational resources and coupled with production-level protein expression and purification, all of which enables them to develop and refine target compound families. Our particular strength is in the determination of serine and cysteine protease protein structures, and the design of small molecules with potency and specificity among these closely related protein family members. Proteases are enzymes, which play a critical role in virtually every biological process. We believe the ability to develop inhibitors of proteases may give us important advantages in our drug discovery activities.

     Our combinatorial chemistry expertise compliments our structure-based design activities. Combinatorial chemistry capabilities are particularly useful where there is little known structural information. We have created compound diversity libraries through our AAT subsidiary, which has synthesized over 400,000 individual compounds to date, and is projected to have made a total of 700,000 such compounds, encompassing over 140 distinct sub-libraries, by year-end 2000. The medicinal and combinatorial chemists of AAT are able to generate a wide variety of diversity or lead optimization libraries, depending on our needs. Assays for high-throughput screening are adapted for automation and validated for screening against diverse chemical structures to provide data with a low false positive hit rate. Screening hits are rapidly confirmed or eliminated based on follow-up assays, and are qualified for further library expansion and medicinal chemistry based on novelty, potency and selectivity criteria.

     To screen these libraries we use automated robotics systems. These robots test the binding activity of thousands of compounds against a disease target, usually a protein. This binding activity is a measure of the compound's ability to inhibit or potentiate the activity of the protein. The primary role of the technology is to detect active compounds and supply directions for their optimization using other techniques. Given the variety and size of chemical libraries available today, and the need to compare the results from multiple screenings, data collection and management of information are critical elements of high throughput screening. We maintain data bases of structures, assays performed, screening results and other similar information in relational data bases, which can be queried from any number of research parameters.

     OPTIMIZATION, PRECLINICAL DEVELOPMENT AND CLINICAL DEVELOPMENT

     Once a lead candidate has been identified, the most resource-intensive stage of the pharmaceutical discovery process begins. This is the process of identification of a preclinical candidate with the desired pharmaceutical product profile. It requires directed medicinal chemistry efforts coupled closely with pharmacokinetics, drug metabolism and efficacy studies in pharmacology. Our experience in six such programs partnered with major pharmaceutical companies during the last five years has resulted in an integration of effort by our medicinal chemists and our pharmacology group.

     We believe that we are unique among biotechnology companies in having an in-house medicinal chemistry group of the size and scope usually found in large pharmaceutical companies. We use our medicinal chemistry capabilities to improve the potency, selectivity (won't bind to wrong target), oral bioavailability (compound can be absorbed by the body when taken orally as a pill), metabolic stability (how rapidly the body breaks down the compound), and biological half-life (how long the effects of the drug will last) of a drug candidate. Among our own medicinal chemistry tools is our patented Delta Technology, which enhances the ability of lead compounds to act against some proteases implicated in a broad range of diseases. In December 1997, the United States Patent and Trademark Office issued us a patent providing us with broad protection of our Delta Technology. The patent and subsequent issued patents on the same subject, pertains to technology useful in research for the discovery of unique protease inhibitors. Delta Technology enables researchers to take a common element that is always in the blood -- zinc -- and use it to increase the binding potency of a drug candidate.

     Before qualifying for evaluation in human trials, chemical compounds must pass extensive safety and effectiveness tests. In such tests, we use cell-based and animal-based models of human disease to provide important information on how long the drug effects last or the duration of action of a potential drug, as well as how it is absorbed by the body or metabolized. On-site studies take advantage of advanced technologies, such as mass spectrometry (a sensitive analytical method to identify a compound and the products into which it is broken down), to evaluate hundreds of samples, indicating not only drug concentrations but also the pharmacodynamic (what the drug does to the body) and the pharmacokinetic (what the body does to the drug) characteristics of compounds nearing human clinical trials.

     In addition, we can use pharmacogenomics capabilities in our preclinical and clinical development efforts. Pharmacogenomics is the use of genetic and genomic information to predict the response of individual patients and patient populations to drugs. Through our PPGx subsidiary we have developed and are continuing to develop our bioinformatics platform and computer-based tools to link genetic data from drug development and medical practice with worldwide genomic databases. These tools allow us to better determine which patients will respond to the compounds being tested, as well as eliminate those who may be at risk of adverse reactions. We believe that pharmacogenomics will revolutionize clinical trials, improve the success rate of clinical development and reduce development time and cost.

     Finally, while some of our collaborative partners provide clinical development expertise, we also have an in-house clinical development group, with extensive prior experience in managing clinical trials, satisfying regulatory requirements, ensuring manufacturing quality control and quality assurance, this group is taking our products forward into human testing.

WHAT DOES AXYS' NON-PARTNERED RESEARCH AND DEVELOPMENT FRANCHISE IN ONCOLOGY LOOK LIKE?

                        PROPRIETARY PIPELINE -- ONCOLOGY

                                                              SCREENING/
                                                               PROOF OF
                                                               CONCEPT      PRECLINICAL
                                                              ----------    -----------
Urokinase -- Angiogenesis/metastasis....................................         X
Axys Serine Protease (ASP) 05 -- Tumor suppressor protein...............         X
SERM-b -- Selective estrogen receptor modulators (Beta).................         X
Cathepsin B -- Solid tumor metastasis.......................       X
Prostate Specific Antigen -- Prostate cancer................       X
Urokinase receptor antagonists..............................       X
Histone deactylase inhibitors...............................       X
Methionine aminopeptidase-2 inhibitors......................       X
MT1-MMP inhibitors..........................................       X
HIF1-a modulators...........................................       X
CAAX-2 protease inhibitors..................................       X

     In early 1999 we implemented an initiative to focus our unpartnered resources on the development of small molecule therapeutics for the treatment of cancer. We believe that there is a significant market opportunity to meet current and future medical needs associated with many different types of cancer. One of the factors contributing to this growth is the aging of the world's population. As people live longer, cancer becomes more prevalent.

     Our decision to focus our resources on cancer therapeutics was also partly based on the improving regulatory environment for approval of cancer therapeutics. In recent years, the FDA has established a regulatory "fast track" for some cancer therapeutics approved reviews. In addition, surrogate markers such as tumor shrinkage have been increasingly accepted as research endpoints. The use of surrogate markers may substantially shorten the length of the necessary clinical research studies.

     Further, the company believes that protease inhibition may provide a treatment method for many cancers, resulting in orally delivered small molecule therapeutics. These include antiangiogenesis, hypoxia and metastasis inhibition. Angiogenesis is the process by which blood vessels are formed. Blood vessel formation and growth is necessary for tumor growth. Antiangiogenesis drugs are believed to be able to cut off blood vessel growth and thereby reduce the size of tumors and potentially interfere with their growth. Hypoxia is the deprivation of oxygen to tumor cells, which can lead to the inhibition of tumor cell proliferation. Metastasis is the process by which cancer spreads. Drugs which discourage metastasis are believed to be able to stop cancer from spreading throughout the body.

     We have had research programs underway that range from a preclinical program in antiangiogenesis to screening and proof-of-concept programs in solid tumor metastasis, prostate cancer and the insulin growth factor (IGF) pathway to cancer target identification and validation research programs.

     Urokinase. One of our most advanced oncology programs involves the development of inhibitors of the protease urokinase to interfere with angiogenesis and metastasis processes. Utilizing a broad range of scientific capabilities including crystallography and structural biology, our scientists have extensively analyzed urokinase to identify sites on the molecule best suited for drug interaction. Using our medicinal chemistry and structure-based drug design capabilities, a series of drug-like compounds have been screened to identify potential drugs and select a candidate for preclinical development.

     Our lead series of urokinase inhibition drug candidates have been shown in preclinical testing to be potent and specific which may reduce the chance of unwanted side effects. The results to date of our tests in animal models show that urokinase may be required for tumor metastasis, and preclinical studies have shown activity of a urokinase inhibitor in animal models. We plan to select an IND candidate from the urokinase inhibition program in 2000.

     ASP05. Axys is also developing as a protein therapeutic Axys Serine Protease (ASP) 05, a proprietary tumor suppressor protein discovered in our protease targeted genomics program. ASP05 is currently being scaled in production and purification to be evaluated in in vivo xenograft tumor models. Pending successful outcome of these studies, ASP05 would advance into IND candidate status in 2000.

SIGNAL

     SERM-b. Our first in-licensed program in oncology comes from Signal Pharmaceuticals. In October 1999 Signal granted us exclusive rights to their selective estrogen receptor-beta modulators (SERM-b) for the treatment of cancer. SERM-b compounds are small molecules that selectively modulate the activity of the newly discovered beta estrogen receptor found in tumors and certain hormonally sensitive tissues. Preclinical studies are expected to continue throughout 2000.

     Screening/Proof-of-Concept. Particular areas of emphasis in our early-stage research include hypoxia and angiogenesis. Biological targets identified in these pathways can be validated as small-molecule drug targets through additional molecular biology and eventual screening. In 1999, six oncology targets -- urokinase receptor antagonists, histone deactylase, methionine aminopeptidase-2, MT1-MMP, HIF1-a, and CAAX-2 protease -- were entered into high-throughput screening by this process. Two additional protease targets, prostate-specific antigen (PSA) and Cathepsin B, are being validated in vivo using antisense and chemical inhibitor approaches.

     In addition to these programs, we are continuing to actively seek to license potential cancer treatment compounds from other biotechnology or pharmaceutical companies with an emphasis on the pre-clinical and early stage clinical product opportunities.

WHAT DRUG DISCOVERY PARTNERSHIPS WITH WORLD-CLASS PHARMACEUTICAL PARTNERS DO WE HAVE?

                  PARTNERED PIPELINE (PRECLINICAL & CLINICAL)

                                                              PRECLINICAL    CLINICAL
                                                              -----------    --------
Bayer AG -- Asthma (Tryptase)............................................       X
Bayer AG (option) -- IBD (Tryptase)......................................       X
Merck & Co. -- Osteoporosis (Cathepsin K)...................       X
Aventis -- Inflammation (Cathepsin S).......................       X
Seeking to repartner -- Thrombosis (Factor Xa/VIIa).........       X

  Bayer AG (Tryptase Inhibitors/Asthma/Clinical Phase I in 1H 2000)

     In 1994 we entered into an agreement with Bayer AG for the research and development of tryptase inhibitors for the treatment of asthma. Tryptase is a serine protease that has been shown to regulate inflammation. Tryptase is released by mast cells as part of an immune response to allergens such as pollen, mold or grasses and contributes to several biological events which result in inflammation. Our tryptase inhibitors are designed to slow or halt the inflammatory process at an early stage, in an attempt to provide safe and effective therapies for the treatment of the underlying cause of disease, rather than the symptoms. The most significant indication for tryptase inhibitors is allergic asthma, as a replacement for inhaled steroid therapies.

     Asthma is characterized by generalized airway inflammation and tightness in the lungs (bronchoconstriction) which makes breathing difficult. Five percent of the United States population, or approximately 13 million people, are estimated to suffer from some form of asthma. The exact causes of asthma are not well understood, and current treatments for asthma include controlling inflammation through the use of inhaled steroids, treating airway constriction through the use of bronchodilators and prevention of asthma attacks through the daily use of oral leukotriene inhibitors.

     In our collaboration with Bayer, we have established human proof-of-concept for tryptase as a drug target. This was achieved in previous Phase II clinical studies of APC 366, an inhaled peptide tryptase inhibitor, which showed that inhibiting tryptase resulted in improved breathing (reduction in late airway response) in asthmatics. Bayer is currently in development with a later generation compound, BAY 44-3428, a small molecule tryptase inhibitor with high oral bioavailability and circulating half-life. Bayer plans to commence Phase I clinical trials in the first half of 2000, with the goal of developing BAY 44-3428 as a once-a-day oral therapeutic for the prevention and chronic treatment of asthma.

  Bayer AG (Tryptase Inhibitors/Inflammatory Bowel Disease/Clinical Phase II)

     In July 1997, we modified our 1994 research and development agreement with Bayer to re-acquire the rights to develop tryptase inhibitors for the treatment of inflammatory bowel disease, and psoriasis which, like asthma, is another mast cell regulated inflammatory disease.

     Inflammatory bowel disease generally refers to two diseases: Ulcerative colitis and Crohn's disease. Over 500,000 people in the U.S. suffer from inflammatory bowel disease. Current therapies, which include the use of corticosteroids and immunosuppressants such as cyclosporine and methotrexate, expose patients to significant side effects.

     Phase II clinical trials are currently underway in the United States, under our sponsorship, for the treatment of ulcerative colitis with APC 2059, a second generation tryptase inhibitor administered by subcutaneous injection. Upon the conclusion of Phase II clinical studies for this indication, Bayer has the ability to reacquire from us the rights to further develop APC 2059 for this indication. If Bayer does decide to re-acquire this compound, Bayer would pay an option fee, which is equal to a multiple of development costs incurred to date, and would be obligated for additional milestone payments and royalties to Axys.

     In November 1999, Axys announced that the discontinuation of further development of topical cream-based formulation on APC 2059 for psoriasis based on an analysis of results during a planned interim evaluation of a phase II study.

  Merck (Cathepsin K Inhibitors/Osteoporosis/Preclinical)

     In November 1996 we entered into a research and development collaboration with Merck & Co. to develop small molecule inhibitors of cathepsin K for the treatment of osteoporosis. Osteoporosis is a disease of the bones that results in weakened bones which leads to pain, difficulty in moving, deformity and fractures. This condition mainly affects elderly women.

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

     In February 1997, we announced the first-ever solution of the three-dimensional crystal structure of cathepsin K. In December 1999, we announced the successful testing of a specific, selective cathepsin K inhibitor compound in an animal efficacy model, which triggered a milestone payment to us. In addition, although the research and development relationship was originally schedule to end after two years and had already been extended for one additional year, we agreed with Merck in December 1999 to extend this collaboration for another additional year until early November 2000. Axys and Merck are in the process of identifying a candidate for IND-enabling studies planned to commence in late 2000.

  Aventis (Cathepsin S inhibitors/Inflammatory Diseases/Preclinical)

     In December 1998 we entered into a collaborative research and development agreement with Aventis, S.A. (successor to Rhone-Poulenc Rorer). The objective of the collaboration is the discovery and development of small molecule therapeutics that inhibit cathepsin S, a human cysteine protease associated with certain inflammatory diseases. The collaboration is for two years and may be extended by Aventis for two additional one-year periods.

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

     Cathepsin S is associated with some inflammatory diseases, including arthritis, asthma, atherosclerosis and a variety of autoimmune diseases. Under the terms of the agreement, Aventis has exclusive development and marketing rights to cathepsin S protease inhibitors for respiratory diseases, atherosclerosis and related conditions and rheumatoid arthritis. Rheumatoid arthritis affects approximately 2.5 million Americans. Coronary heart disease is caused by the atherosclerotic narrowing of the coronary arteries and is the number one cause of death in United States with approximately 500,000 deaths occurring annually. Stroke is the third leading cause of death in the United States, with approximately 160,000 deaths occurring annually.

     In November 1999, we announced the successful testing of a potent, selective cathepsin S inhibitor compound in an animal efficacy model of asthma and received a milestone payment. In addition, current in vivo proof-of-concept studies are underway and planned for rheumatoid arthritis and atherosclerosis. Aventis is seeking to identify a candidate for IND-enabling studies scheduled to commence in late 2000.

  No Current Partner (Factors Xa & VIIa & Thrombin Inhibitors/Blood Clotting Disorders/Preclinical)

     In September 1995, we signed a collaboration agreement with the company that is now known as Pharmacia & Upjohn, Inc. to develop oral therapeutics for blood clotting disorders, such as deep vein thrombosis, stroke, and myocardial infarction. More specifically, we had been using our Delta technology and other technologies to discover inhibitors of Factors Xa and VIIa and thrombin, all of which are serine proteases. In July 1998 the research support for this collaboration ended and in February 1999 we formally agreed to end this collaboration. We are, however, continuing our research efforts and are actively seeking a new partner for this program. At the present time, we are continuing to work on the development of compounds, which could result in the nomination as a clinical candidate.

     Factor Xa, factor VIIa and thrombin are three enzymes involved in the blood clotting process. All three are serine proteases that have been acknowledged as targets for a host of disorders related to abnormal clotting. Annually, more than 2 million people are hospitalized in the United States for deep vein thrombosis, acute myocardial infarction and unstable angina.

WHY AND HOW HAVE WE LEVERAGED OUR TECHNOLOGY PLATFORM?

     We will need additional capital in order to continue our research and development efforts. One way we hope to be able to raise additional capital is through creating separate companies using our technologies for purposes other than drug discovery. To accomplish this, we have created three businesses (combinatorial chemistry, agricultural biotechnology, and pharmacogenomics). At the same time, we are retaining the intellectual property and assets that these businesses also make use of for our own drug discovery and development purposes. In creating these businesses, as separate entities our business model contemplates that each business should have

     - access to and ownership (if necessary) of our relevant technologies, so that they can continue to pursue their respective businesses independently,

     - independent management focused on their business, and

     - funding from third parties, as necessary, so that we do not have to divert our own capital from drug discovery.

     While the third parties who provide capital for these businesses acquire an equity ownership position in the businesses, we have retained a sizeable equity ownership position. Having set up these businesses, secured financing for them and provided additional business support as necessary, we have positioned ourselves to receive additional capital by selling some or all of our equity position in each of these businesses. This could happen in one or more of the following ways:

     - a sale of our equity interest in the business in the course of a public offering of securities for that business,

     - the sale of our equity interest in the business to a third party; or

     - a sale of the business to the third party who has provided it with funding or to some other company.

     While we believe that we will be successful in realizing meaningful value from these affiliated businesses, our ability to do so will depend on the success of these businesses in executing their business strategies. There can be no assurance that these affiliated businesses will be successful or that we will have the ability to sell all or a portion of our equity ownership in these businesses. In addition, there can be no assurance that the amount we may receive upon selling our equity ownership interest will provide significant funding so as to postpone for a meaningful time period the need to engage in other capital formation activities.

HOW AND WHEN WERE THESE AFFILIATED BUSINESSES SET UP?

     The first affiliated business was established in 1997 and spun out as a subsidiary in 1999 was our combinatorial chemistry business, which is now called Axys Advanced Technologies, Inc. (AAT). Its web-site is located at www.axystech.com. It has its own management team and handles the research, development, sales, marketing and production of its products, including combinatorial chemistry libraries and related technology developed as part of our drug discovery efforts beginning in 1995. AAT is evaluated by Axys on a separate stand alone basis except for certain overhead allocations. In 1999, AAT produced positive cash flow. We have not needed to seek third party funding for AAT, and we are continuing to actively seek other ways in which AAT would help to fund our drug discovery business.

     AAT conceives, produces and sells large numbers of diverse combinatorial chemistry libraries of drug-like compounds, as well as more focused libraries based around a specific structure. In addition, AAT sells the protocols which provide the basis for making the libraries that are produced and which also provide the basis to make other similar drug-like compounds. The customers of AAT, including Axys, screen these drug-like compounds against biological targets of interest in an effort to identify lead compounds for their drug discovery programs. AAT also provides its enabling technology to certain customers.

     AAT's customers include major pharmaceutical companies such as Pharmacia & Upjohn, Parke-Davis, Aventis (formerly Rhone-Poulenc Rorer), Daiichi, Allergan, Searle and Bristol-Myers Squibb, as well as biotechnology companies such as Signal Pharmaceuticals, Protein Design Labs, Cephalon and Novalon. In most cases, these contracts provide for the sale of libraries of hundreds of thousands of non-exclusive or co-exclusive drug-like compounds over several years. In some cases the sale of these libraries is accompanied by the sale of the applicable protocols which describe how to remake the libraries. In addition, AAT also offers a program that provides access to its combinatorial chemistry software tools and that teaches a company how to establish its own combinatorial chemistry program. See Note 13 to "Notes to Consolidated Financial Statements" for Segment Information.

     The second affiliated business, now called Akkadix Corporation, was formed in 1998 to apply the genomics technologies acquired through the Sequana merger in 1998 to agricultural use. Its web-site is located at www.akkadix.com. Akkadix, formerly known as Xyris, is a global agricultural biotechnology company that uses gene discovery, functional genomics, bioinformatics, structural biology, combinatorial chemistry and robotic high-throughput screening to discover new products which impact our day-to-day lives in a number of areas through improvements in agriculture. By virtue of two acquisitions during 1999, Akkadix has exclusive access to five different plant genes in selected crops, licensed from the Salk Institute, and numerous types of proprietary germplasm to provide a complete genetic research platform for the discovery of new agricultural products. Akkadix is run by Dr. Jerry Caulder, the former Chairman and CEO of Mycogen, a diversified agribusiness and biotechnology company acquired by Dow Chemical Company in 1998. During his 14 years at Mycogen, Dr. Caulder guided Mycogen from a start-up venture to a leadership position in the agbiotech market. Prior to joining Mycogen, he spent over 15 years with Monsanto Company, where he managed various aspects of both the international and domestic business of Monsanto Agricultural Products Company. A San Francisco-based merchant bank and advisory partnership has provided substantially all of the initial capital for the business in exchange for a minority ownership position. We currently own approximately 38% of the outstanding shares of Akkadix.

     The third affiliated business, called PPGx, Inc., was formed early 1999 to apply genomics technologies from Sequana to clinical trial design and monitoring. Its web-site is located at www.ppgx.com. PPGx provides a complete and integrated package of pharmacogenomics products and services to the pharmaceutical and biotechnology industries in drug development. Pharmacogenomics is the use of genetic and genomic information to predict the response of individual patients and patient population to drugs. PPGx offers high quality and secure DNA banking, high throughput genotyping, rapid genotyping assay development, polymorphism discovery and gene expression analysis, clinical trial design and analysis, a bioinformatics- suite of software products (known as GeneTrials LIMS Version 1.0) and consulting services to support pharmacogenomics. PPGx is being run by Dr. Joshua S. Baker, the former executive vice president of global operations for PPD Development, Inc., a leading global clinical research organization. PPGx has incorporated Axys' advanced technology platform, including Axys' genetic sequencing technology, proprietary bioinformatics software and databases into its product offering. PPD, Inc., a contract research organization, provides the sales and marketing support for PPGx. Axys currently owns more than a majority of the outstanding shares of PPGx.

WHAT FACTORS COULD CAUSE OUR RESULTS TO DIFFER SIGNIFICANTLY FROM THOSE YOU MIGHT EXPECT?

IF WE FAIL TO DISCOVER OR DEVELOP OR ARE DELAYED IN THE DEVELOPMENT OF PHARMACEUTICALS, OUR BUSINESS AND RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

     All of our potential pharmaceutical products are in various stages of research and development and will require significant additional research and development efforts before we can sell them. These efforts include extensive preclinical and clinical testing and lengthy regulatory review and approval by the FDA. The development of our new pharmaceutical products is highly uncertain and subject to a number of significant risks. We do not expect any of our pharmaceuticals to be commercially available for a number of years. Pharmaceuticals that appear to be promising at early stages of development may not reach the market for a number of reasons, including the following:

     - We or our collaborators may not successfully complete any research and development efforts;

     - Any pharmaceuticals we develop may be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials;

     - We may fail to obtain required regulatory approvals for any products we develop;

     - We may be unable to manufacture enough of any potential products at an acceptable cost and with appropriate quality;

     - Our products may not be competitive with other existing or future products;

     - Proprietary rights of third parties may prevent us from commercializing our products.

IF WE FAIL TO OBTAIN ADDITIONAL FINANCING TO FUND OUR OPERATIONS, WE WILL BE UNABLE TO COMPLETE OUR PRODUCT DEVELOPMENT EFFORTS.

     The development of our potential drugs will require substantially more money than we currently have. That means we will have to obtain commitments for substantial funds in order to conduct the costly and time-consuming research and preclinical and clinical testing activities necessary to develop our drugs. We cannot be certain that any financing will be available when needed. If we fail to secure additional financing, as we need it, we will have to delay or terminate our drug development programs.

     We plan to be able to meet some of our needs for money through the sale of our interests in our affiliated businesses and we are actively pursuing several alternatives. However, those businesses are still in relatively early stages of development. We cannot be certain that these businesses will prove to be financially successful or that we will be able to sell our interest in these businesses for a substantial amount of money or at all.

     Even if we are successful in obtaining financing from sale of our interests in these affiliated businesses, we believe we will still need to pursue other financing opportunities to fund our research and development. Our future financing needs will depend on many factors, including the following:

     - scientific progress in the research and development of drug development programs;

     - the size and complexity of these programs;

     - the timing, range and results of preclinical studies and clinical trials;

     - our ability to establish new and maintain existing collaborations;

     - our ability to achieve any milestones under such collaborations; and

     - the time and costs involved in getting regulatory approvals or in filing, enforcing or prosecuting patents.

     In February, 2000, we entered into definitive purchase agreements for the sale of an aggregate 3.5 million newly issued shares of Axys Pharmaceuticals, Inc. our common stock to selected institutional and other accredited investors for $31.5 million in gross proceeds. We intend to use net proceeds from this private placement for working capital and other general corporate purposes.

     We expect that existing cash and investments, revenues from existing collaborations, and the net proceeds from our recently completed private placement, together with debt financing which we believe is available to us, will enable us to maintain current and planned operations for 18-24 months. We continue to actively pursue a variety of financing alternatives.

     The drug development process is expensive and we are at an early stage of development. Therefore, we expect that we will need to continue to raise money for a number of years until we achieve substantial product or royalty revenues, if ever. We expect that we will seek additional funding through new collaborations, the extension of existing collaborations, through sale of our interests in our affiliated businesses, or through public or private equity or debt financings. We cannot be certain that additional funding will be available or that the terms will be acceptable. Existing stockholders will experience dilution of their investment if we raise additional funds by issuing equity. If adequate funds are not available, we may delay, reduce or eliminate any of our research or development programs. Furthermore, we may obtain funds through arrangements with collaborative partners or others that require us to give up rights to technologies or products that we would otherwise seek to develop or commercialize ourselves.

IF WE CONTINUE TO INCUR OPERATING LOSSES FOR LONGER THAN EXPECTED, WE MAY BE UNABLE TO CONTINUE OPERATIONS AND OUR STOCK PRICE MAY DECLINE.

     We may never achieve and sustain profitability. We have experienced significant operating losses since the company started. We have not generated any pharmaceutical product sales revenue. For the year ended December 31, 1999, we generated a net loss of approximately $48 million, and as of December 31, 1999, we had an accumulated deficit of approximately $277 million. We expect that we will continue to incur significant operating losses over at least the next several years as our research and development efforts and preclinical and clinical testing activities continue. Our future profitability depends on our ability to complete product development and obtain regulatory approval for our drug candidates. If we fail to become profitable or are unable to sustain profitability on a quarterly or annual basis, we may be unable to continue operations and our stock price may decline.

IF WE FAIL TO MAINTAIN OUR EXISTING COLLABORATIVE RELATIONSHIPS AND ENTER INTO NEW COLLABORATIVE RELATIONSHIPS, DEVELOPMENT OF OUR PRODUCTS COULD BE DELAYED OR WE MAY NEED TO OBTAIN OTHER SOURCES OF REVENUE.

     Our strategy for the development, clinical testing, manufacturing and commercialization of most of our pharmaceuticals has included entering into collaborations with corporate partners. We rely to a large extent on the activities of our collaborators with respect to the development and commercialization of our pharmaceuticals. All of our collaboration agreements may be canceled under certain circumstances. In addition, the amount and timing of resources to be devoted to research, development, eventual clinical trials and commercialization activities by our collaborators are not within our control. We cannot guarantee that our partners will perform their obligations as expected. If any of our collaborators terminate or elect to cancel their agreements or otherwise fail to conduct their collaborative activities in a timely manner, the development or commercialization of pharmaceuticals may be delayed. For example, virtually all of our genomics collaborations have been cancelled or terminated over time. If in some cases we assume responsibilities for continuing unpartnered programs after cancellation of a collaboration, we may be required to devote additional resources to product development and commercialization or we may cancel certain development programs.

     A large portion of our revenues to date have resulted from these collaborations. The research funding phase of most of our collaborations will come to an end in the next few years unless continued or extended by agreement with our collaborators. If our collaborations are not extended or we do not enter into additional collaborative relationships, we will have to seek other sources of revenue, including additional financing and/or sell interests in our affiliated businesses. We cannot be certain that we will receive any additional revenue from these arrangements beyond the minimum contractual commitments of our partners.

     We have active pharmaceutical product research and development collaborations with several different partners, including Bayer, Merck, Aventis (formerly Rhone-Poulenc Rorer) and Signal Pharmaceuticals.

IF WE FAIL TO SATISFY FDA SAFETY AND EFFICACY REQUIREMENTS IN OUR CLINICAL TRIALS FOR ANY PHARMACEUTICAL, WE WILL BE UNABLE TO COMPLETE THE DEVELOPMENT AND COMMERCIALIZATION OF THAT PHARMACEUTICAL PRODUCT.

     Either we or our collaborators must show through preclinical studies and clinical trials that each of our pharmaceuticals is safe and effective in humans for each indication before obtaining regulatory clearance from the FDA for the commercial sale of that pharmaceutical. If we fail to adequately show the safety and effectiveness of a pharmaceutical, regulatory approval could be delayed or denied. The results from preclinical studies and early clinical trials are often different than the results that are obtained in large-scale testing. We cannot be certain that we will show sufficient safety and effectiveness in our clinical trials that would allow us to obtain the needed regulatory approval. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

     Any drug is likely to produce some level of toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a long period of time. Unacceptable toxicities or side effects may occur in the course of toxicity studies or clinical trials. If we observe unacceptable toxicities or side effects, we, our collaborators or regulatory authorities may interrupt, limit, delay or halt the development of the drug. In addition, these unacceptable toxicities or side effects could prevent approval by the FDA or foreign regulatory authorities for any or all indications.

     We currently have one compound, APC 2059, in clinical trials for inflammatory bowel disease. We are performing clinical trials to determine the safety and effectiveness of APC 2059 for the treatment of inflammatory bowel disease. As these clinical trials are intended to establish proof-of-principle in humans, we cannot be certain that we will be able to complete the clinical trials successfully. Our collaboration partner Bayer is moving forward with clinical development of a compound developed in our collaboration with them for the treatment of asthma that would be taken as a pill. Phase I clinical trials are being planned to commence in the first half of 2000 to establish the safety and effectiveness of that compound in the treatment of asthma. We cannot be certain that the clinical trials of this compound will be initiated or completed successfully. Finally, we cannot be certain that any other drug candidates which may enter clinical trials will successfully complete those trials or that we or our collaborators will be able to show the safety and effectiveness of these drug candidates.

IF WE FAIL TO OBTAIN REGULATORY APPROVALS TO COMMERCIALLY MANUFACTURE OR SELL ANY OF OUR PHARMACEUTICALS, OR IF APPROVAL IS DELAYED, WE WILL BE UNABLE TO GENERATE REVENUE FROM THE SALE OF OUR PRODUCTS.

     We must obtain regulatory approval before marketing or selling our future drug products. In the United States, we must obtain FDA approval for each drug that we intend to commercialize. The FDA approval process is lengthy and expensive, and approval is never certain. Products distributed abroad are also subject to foreign government regulation. The process of obtaining FDA and other required regulatory approvals can vary a great deal based upon the type, complexity and novelty of the products involved. Delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of clinical trials and FDA regulatory review. Similar delays also may be encountered in foreign countries.

     None of our drug candidates has received regulatory approval. If we fail to obtain this approval, we will be unable to commercially manufacture and sell our drug products. We have several drugs in various stages of preclinical and clinical development. These products are not expected to be available for several more years. Because of the risks and uncertainties involved in development of drug products, our drug candidates could take significantly longer to gain approval than we expect or may never gain approval. If regulatory approval is delayed, our management's credibility, the value of our company and our operating results could be adversely affected. Even if regulatory approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the successful promotion of those products.

     Even if we obtain regulatory approval, we may be required to continue clinical studies even after we have started selling a pharmaceutical. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product. This could delay or prevent us from generating revenues from the sale of that drug or cause our revenues to decline.

     If regulatory approval is obtained, we will also be subject to ongoing existing and future FDA regulations and guidelines and continued regulatory review. In particular, we or any third party that we use to manufacturer the drug or our collaborators will be required to adhere to regulations setting forth current good manufacturing practices. The regulations require that we manufacture our products and maintain our records in a particular way with respect to manufacturing, testing and quality control activities. Furthermore, we or our third party manufacturers or our collaborators must pass a pre-approval inspection of its manufacturing facilities by the FDA before obtaining marketing approval.

     Failure to comply with the FDA or other relevant regulatory requirements may subject us to administrative or legally imposed restrictions. These include: warning letters, civil penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production and FDA refusal to approve pending New Drug Applications, called NDAs, or supplements to approved NDAs.

IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

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

     It is also unclear whether our trade secrets will provide useful protection. We protect our own technology and processes, in part, by confidentiality agreements with our employees, consultants and certain contractors. However, these agreements may be disregarded or breached, and we may not have adequate remedies for any breach. In addition, it is possible that our trade secrets will otherwise become known or be independently discovered by competitors.

     Disputes may arise in the future with regards to the ownership of rights to any technology developed with collaborators. These and other possible disagreements with collaborators could lead to delays in the achievement of milestones or receipt of royalty payments or in research, development and commercialization of our pharmaceuticals. In addition, these disputes could require or result in lawsuits or arbitration. Lawsuits and arbitration are time-consuming and expensive. Even if we win, the cost of these proceedings could adversely affect our business, financial condition and results of operations. Furthermore, these proceedings could adversely affect our stock price or our business reputation and may make the process of entering into additional collaborative relationships more difficult.

BECAUSE WE DO NOT HAVE MANUFACTURING FACILITIES FOR OUR PROPOSED DRUG PRODUCTS OR COMMERCIAL MANUFACTURING EXPERIENCE, WE COULD EXPERIENCE MANUFACTURING DELAYS OR PROBLEMS THAT HURT OUR PRODUCT SALES.

     We have no manufacturing facilities for our proposed drug products, and our potential products have never been commercially manufactured. We must currently rely on our collaborators, such as Bayer, Merck, and Aventis, to manufacture products created by our collaborations. We believe that our collaborators or contract manufacturers or we will be able to manufacture our compounds at a cost and in quantities necessary to make them commercially acceptable. However, we cannot be certain that this will be the case. If we or our collaborators or third party manufacturers are unable to manufacture or contract with others for a sufficient supply of our compounds on acceptable terms, we may have to delay any of the following:

     - our preclinical and clinical testing schedule;

     - our submission of products for regulatory approval; or

     - the market introduction and subsequent sales of products.

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

     With respect to our subsidiary, Axys Advanced Technologies, we are developing new manufacturing processes to meet the expanding demand for our combinatorial chemistry libraries. We have never had to manufacture the quantities of libraries we are committed to delivering during this year. We have experienced problems in manufacturing in the past that have delayed shipments of libraries and we may experience manufacturing problems in the future as we expand our manufacturing capabilities. Problems in manufacturing could delay shipments of combinatorial chemistry compounds and this would have a material adverse effect on our financial condition and results of operations.

IF WE ARE UNABLE TO ESTABLISH MARKETING AND DISTRIBUTION CAPABILITIES OR ENTER INTO ARRANGEMENTS WITH THIRD PARTIES, OUR ABILITY TO GENERATE REVENUES WILL BE HARMED.

     We currently have no sales, marketing or distribution capability. We will rely on our collaborative relationships, such as those with Bayer, Merck and Aventis, to market some of our future drug products. In addition, we may enter into future collaborations in which we rely on our collaborator to market our drug products. Revenues received under existing and future collaborations will depend on the success of our collaborator in marketing our drugs. We cannot be certain that collaborators will devote sufficient resources to the marketing and sale of our drugs or that the efforts of our collaborators will be successful.

     We may also decide to market certain of our future pharmaceuticals by ourselves. To market any pharmaceuticals ourselves, we must develop a marketing and sales force with technical expertise and the necessary supporting distribution capability. If we are unable to develop a marketing and sales force, we may be unable to effectively sell any of our pharmaceuticals. We do not know whether we will desire to or be able to establish our own sales and distribution capabilities or whether we will be able to enter into the necessary supporting relationships with third parties.

IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR DRUGS, THERE MAY BE NO COMMERCIALLY VIABLE MARKET FOR OUR PRODUCTS.

     The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of outside parties, such as government health administrators, private health insurance companies and HMOs seeking to contain or reduce the cost of health care. In some foreign markets, pricing or profitability of prescription pharmaceuticals is subject to governmental control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to adopt similar governmental control. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on price of prescription drugs. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. We cannot be certain that third parties will pay for the costs of our drugs. Even if we obtain third party reimbursement, we cannot be certain that reimbursement rates will allow us to profit from the sale of our drugs.

     In addition, the announcement of cost containment proposals or efforts could adversely affect our ability to raise capital and our stock price. In addition, if these proposals or efforts adversely affect other pharmaceutical companies that are prospective collaborators with Axys, our ability to establish or maintain strategic alliances may be adversely affected.

IF PHYSICIANS, INSURERS AND PATIENTS DO NOT ACCEPT OUR PRODUCTS, WE MAY NOT ACHIEVE SUFFICIENT REVENUE FROM SALE OF THOSE PRODUCTS.

     Even if our pharmaceuticals are approved for sale, we are not certain that physicians, health insurance companies or patients will accept them. If the medical community and patients do not accept our products, sales of these products will be adversely affected. The degree of market acceptance will depend upon a number of factors, including obtaining regulatory approvals, demonstrating proof in the medical community of the clinical effectiveness and safety of our product candidates and their potential advantages over existing treatment methods and reimbursement policies of government and third-party payors.

IF WE FAIL TO COMPETE SUCCESSFULLY, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

     This is a highly competitive business and many of our competitors have substantially greater resources than we have. In addition, some of these companies have considerably more experience in preclinical testing, clinical trials and other regulatory approval procedures than we have.

     Our competitors (including our collaborators) may develop, manufacture and market products that are more effective or less expensive than ours. They may also receive regulatory approval for their drugs faster than we can obtain them, or may commercialize their drugs more quickly than we can. Many of our competitors have greater financial and management resources than we do, and many of them have significantly more experience in bringing drugs to market. If our competitors successfully commercialize drugs to treat the indications that we are working on before we do, or if their products are less expensive or more effective than ours, demand for our drugs may suffer and our revenues may be reduced.

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

IF WE FAIL TO RECRUIT AND RETAIN PROFESSIONAL STAFF, OUR PRODUCT DEVELOPMENT PROGRAMS WILL BE DELAYED.

     We are highly dependent on the senior members of our scientific and management staff. Retaining and attracting qualified personnel, consultants and advisors is critical to our success. If we fail to recruit and retain qualified personnel, our product development efforts will be delayed. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We are currently seeking to hire additional qualified scientific personnel to perform research and development. In addition, we expect that we will need to add management personnel and develop additional expertise by existing management personnel in order to expand product development and clinical testing. We cannot be certain that we will be able to attract and retain such individuals on acceptable terms or at all.

     In addition, our academic collaborators are not our employees. As a result, we have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our activities. These academic collaborators may also have relationships with other commercial entities, some of whom may compete with Axys.

OUR STOCK MAY BE VOLATILE AND YOUR INVESTMENT COULD SUFFER A DECLINE IN VALUE.

     Stock prices and trading volumes for biotechnology companies often fluctuate widely for reasons which may be unrelated to their businesses. Our stock price could decline as a result of many factors, including:

     - announcements of technological innovations or new products by Axys or other companies;

     - developments or disputes concerning patents or other rights;

     - publicity regarding actual or potential medical results from products under development by Axys or other companies;

     - regulatory developments in both the United States and foreign countries;

     - public concern regarding the safety of biopharmaceutical products;

     - any shortfall in our revenues or net income from that expected by securities analysts;

     - changes in analyst's estimates of our financial performance, the financial performance or our competitors or the financial performance of biotechnology companies in general;

     - sales of large blocks of our common stock; or

     - conditions in the financial markets or economy in general or the biotechnology industry in particular.

     In the past, following large price declines in the public market price of a company's securities, securities litigation has often been initiated against that company. Litigation of this type could result in substantial costs and diversion of management's attention and resources. Any adverse determination in litigation could subject us to substantial liabilities.

IF PRODUCT LIABILITY CLAIMS ARE BROUGHT AGAINST US, WE MAY INCUR SUBSTANTIAL LIABILITIES.

     We may be exposed to liability claims resulting from the use of our products in clinical trials, or the manufacturing, marketing and sale of any approved products. These claims may be made directly by consumers, pharmaceutical companies or others. We maintain product liability insurance coverage for claims arising from the use of our products which are still in the developmental phase. However, this insurance coverage is becoming increasingly expensive. We and our collaborative partners may not be able to obtain and maintain commercially reasonable product liability insurance. Furthermore, even if we maintain insurance, the amount may not be enough to protect us against losses due to a lawsuit. A successful product liability claim against Axys or series of claims in excess of our insurance could adversely affect our results of operations and our need for additional financing.

ANTI-TAKEOVER PROVISIONS UNDER DELAWARE LAW AND IN OUR CHARTER DOCUMENTS AND OUR STOCKHOLDER RIGHTS PLAN COULD MAKE AN ACQUISITION OF AXYS MORE DIFFICULT.

     In 1998, we adopted a stockholder rights plan, which may have the effect of delaying or preventing an unsolicited takeover of the company. Our certificate of incorporation and bylaws state that any action taken by stockholders must be conducted at an annual or special meeting of stockholders and may not be conducted by written consent. Only the board of directors, the Chairman of the Board or the President may call special meetings of the stockholders. In addition, our board of directors has the authority to issue additional shares of preferred stock and to determine the rights of those shares without any further action by the stockholders. Those rights could be senior to those of the common stockholders. The issuance of preferred stock may make it more difficult for a third party to acquire Axys. These and other charter provisions may discourage certain types of transactions involving an actual or potential change in control of Axys. In fact, these provisions may discourage transactions in which the stockholders might otherwise receive a premium for their shares over then current prices, and may limit the stockholders' ability to approve transactions that they think are in their best interests.

     Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other things, the board approves the transaction. Also, under Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

WHAT OTHER MATTERS SHOULD STOCKHOLDERS CONSIDER WITH RESPECT TO AXYS?

  Patents And Proprietary Rights

     We hold a number of issued United States patents relating to compositions of matter, methods of treating disease, combinatorial chemistry and computational technologies. These patents expire at various dates starting in year 2013 up to the year 2016. In addition, we have filed and there are now pending patent applications relating to compositions of matter, methods of treating disease, combinatorial chemistry, assay techniques, computational technologies and novel technology for the discovery of novel protease inhibitors. We intend to file additional patent applications, when appropriate, relating to our technology and to specific products we develop.

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

     There can be no assurance that our pending patent applications, if issued, or our existing patents, will not be invalidated. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to stop or modify our use of such technology.

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

     Preclinical tests include laboratory evaluation of what is in the product and how it was made, as well as animal studies to assess the potential safety and effectiveness of the product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and reviewed by the FDA prior to the start of human clinical trials. Unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA authorization to start clinical trials. Clinical trials involve the giving the investigational new drug to healthy volunteers and to patients, under the supervision of qualified investigators. Clinical trials are conducted in agreement with Good Clinical Practices under instructions that detail the objectives of the study, the limits to be used to monitor safety and the effectiveness criteria to be evaluated. Instructions must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the power of an independent Institutional Review Board ("IRB") at the site where the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the site.

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

  Employees

     As of December 31, 1999, we employed 298 individuals, of whom 102 hold Ph.D. or M.D. degrees and 132 hold other advanced degrees. Approximately 251 of our employees are involved in research and development activities, including a variety of disciplines within the areas of molecular biology and other biological sciences, medicinal chemistry, genomics and genetics, bioinformatics, computer sciences pharmacology, safety assessment and clinical development. Approximately 47 of our employees are employed in finance, corporate development and general administrative activities. None of our employees are covered by collective bargaining agreements, and our management considers relations with its employees to be good. We also enters into part-time consulting arrangements with experienced, professional scientists and managers to supplement our work force.

                                                          R&D    G&A    TOTAL
                                                          ---    ---    -----
Drug Discovery..........................................  155    33      188
AAT.....................................................   57     6       63
PPGx....................................................   39     8       47
                                                          ---    --      ---
          Total.........................................  251    47      298
                                                          ===    ==      ===

ITEM 2. PROPERTIES

     We currently lease approximately 230,000 square feet and occupy approximately 151,000 square feet of laboratory, support and administrative space in South San Francisco and La Jolla, California, of which AAT occupies approximately 29,000 square feet in South San Francisco. Leases expire on these facilities on December 31, 2001 with respect to approximately 60,056 square feet, November 30, 2002 with respect to the approximately 13,600 square feet, November 30, 2003 with regard to 52,200 square feet, July 31, 2005 with respect to 32,700 square feet and August 4, 2006 for the remainder of the our facilities. Most of these leases have additional options for extensions. In addition in 1999, the Company entered into a lease for an adjacent warehouse building through May 2006 which is convertible into a ground lease for 25 years with options to extend for two additional 10-year periods. We are considering whether to convert this lease into a ground lease and building a new medicinal chemistry building on the property. We are subleasing approximately 80,000 square feet under four sublease agreements, with the leases and subleases expiring through July 31, 2005. Our existing and planned facilities are believed to be adequate to meet our present requirements, and we currently believes that suitable additional space will be available to us, when needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we are subject to legal proceedings or claims arising in the ordinary course of its business. While the outcome of any such proceedings or claims cannot be predicted with certainty, our management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated results of operations or consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matters were submitted to a vote of the stockholders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below is biographical information on executive officers of Axys as of February 18, 2000.

               NAME                 AGE                    POSITION WITH AXYS
               ----                 ---                    ------------------
John P. Walker....................  51    Chairman, Chief Executive Officer and Director
Michael C. Venuti, Ph.D...........  46    Senior Vice President, Preclinical Development, Chief
                                          Technical Officer
Daniel F. Hoth, M.D...............  54    Senior Vice President, Chief Medical Officer
Kathleen Stafford.................  42    Senior Vice President, Chief Financial Officer
William J. Newell, J.D............  42    Senior Vice President, Corporate and Business
                                          Development, General Counsel and Secretary

JOHN P. WALKER

     Mr. Walker has been Chief Executive Officer and a director of Axys since 1993 and was appointed Chairman of the Board in January 1998. From 1993 to January 1998, he was also President of the company. Prior to joining Axys, Mr. Walker was the Chairman and Chief Executive Officer of Vitaphore Corporation, a medical device company which was sold to Union Carbide in 1990, and for a period of 15 years was an executive with American Hospital Supply Corporation, most recently having served as President of the Hospital Company. Mr. Walker also serves as Chairman of Signal Pharmaceuticals, Inc. and Microcide Corporation and is on the board of directors of Geron Corporation and the Biotechnology Industry Organization. Mr. Walker received a B.A. degree from the State University of New York at Buffalo and conducted graduate business studies at Northwestern University Institute of Management.

MICHAEL C. VENUTI, PH.D.

     Dr. Venuti has been Axys' Senior Vice President, Research and Preclinical Development since November 1998, and had previously served as Senior Vice President, Research, South San Francisco, Vice President, Research and Chief Technical Officer since January 1998, February 1997 and July 1996, respectively. Dr. Venuti joined Axys in November 1994 as Director of Chemistry and was promoted to Vice President of Chemistry in July 1995, where he served until February 1997. From 1993 until he joined Axys, he was at Parnassus Pharmaceuticals, a start-up biotechnology company where he was Vice President, Chief Scientific Officer and a founder. From 1988 to 1993, Dr. Venuti was at Genentech, Inc., a biotechnology company, where he was Director of Bioorganic Chemistry, a program that he helped establish. From 1979 to 1988, Dr. Venuti was employed at Syntex as a chemistry group leader. Dr. Venuti received an A.B. in chemistry from Dartmouth College, a Ph.D. in organic chemistry from the Massachusetts Institute of Technology and was a postdoctoral fellow at the Syntex Institute of Organic Chemistry.

DANIEL F. HOTH, M.D.

     Dr. Hoth joined Axys in June 1999 as Senior Vice President and Chief Medical Officer. Prior to joining Axys, Dr. Hoth was principal of an independent consulting practice to pharmaceutical and life science firms, and the National Institute of Health. Previously, from 1993 to 1997, Dr. Hoth served as Senior Vice President and Chief Medical Officer at Cell Genesys, where he was responsible for trials of gene therapy in cancer and HIV. From 1987 to 1993, he was Director, Division of Acquired Immunodeficiency Syndrome at the National Institute of Health (NIH), heading all activities under the NIAID's AIDS program. Dr. Hoth's tenure at the National Cancer Institute (1980 to 1987) included Chief of the Investigational Drug Branch, as well as the head of the Cancer Therapy Evaluation Program. Dr. Hoth also served as an instructor and Assistant Professor of Medicine at Georgetown University School of Medicine. He received his medical degree at Georgetown University School of Medicine, and completed his fellowship in medical oncology at Georgetown University Hospital.

KATHLEEN STAFFORD

     Kathleen Stafford joined Axys as Senior Vice President and Chief Financial Officer in September 1999. Prior to joining the company, Ms. Stafford was a consultant to various companies in the biotechnology industry. From early 1995 to the end of 1997, she was the Vice President and Chief Financial Officer of CV Therapeutics. From early 1994 to late 1994 Ms. Stafford was Chief Financial Officer of Onyx Pharmaceuticals. Ms. Stafford was Treasurer of Amgen from 1989 to early 1994. She received her M.B.A. degree from Virginia Polytechnic Institute, and her B.S. degree in combined science from Santa Clara University. She is a director of the Children's Hospital Oakland Research Institute.

WILLIAM J. NEWELL, J.D.

     Mr. Newell is Senior Vice President, Corporate and Business Development, General Counsel and Secretary. He originally joined Axys as Vice President and General Counsel in July 1998. From October 1983 to July 1998, Mr. Newell practiced at the firm of McCutchen, Doyle, Brown & Emerson, LLP (Palo Alto Office) where he had been a partner since 1990. He received his J.D. from the University of Michigan Law School and holds an A.B. from Dartmouth College.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Axys' Common Stock began trading on the Nasdaq National Market on November 19, 1993. Prior to that date, there was no public market for the Company's Common Stock. The company's current ticker symbol is "AXPH". The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock reported on the Nasdaq National Market. These over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent the sales prices in actual transactions.

                                                               HIGH      LOW
                                                              ------    -----
1998
First Quarter...............................................  $10.75    $7.66
Second Quarter..............................................    8.75     6.50
Third Quarter...............................................    7.75     3.38
Fourth Quarter..............................................    7.06     3.69
1999
First Quarter...............................................  $ 8.13    $3.75
Second Quarter..............................................    4.50     3.00
Third Quarter...............................................    4.97     3.56
Fourth Quarter..............................................    4.96     2.69

     On February 29, 2000, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $16.00 per share.

HOLDERS

     As of February 29, 2000 there were approximately 565 stockholders of record of the Company's Common Stock.

DIVIDENDS

     The Company has not paid dividends on its Common Stock and currently does not plan to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On October 6, 1999 Axys issued 231 shares of Common Stock, valued at $822.36 to Kleiner Perkins Caufield Byers VI, in connection with the net issuance exercise of a warrant.

     In July 1999 Axys issued a warrant to purchase 50,000 shares of Common Stock at $4.06 per share to Reedland Capital. The warrant expires July 30, 2004.

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

                                                     YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                    1995(1)       1996        1997       1998(2)       1999
                                    --------    --------    --------    ---------    ---------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS:
Revenues..........................  $ 16,727    $ 21,560    $ 24,814    $  47,422    $  38,257
Operating costs and expenses:
  Cost of goods sold..............        --          --       1,010        2,058        2,698
  Research and development........    14,689      24,319      30,040       62,176       65,504
  General and administrative......     4,247       5,409       7,153       14,460       14,093
  Restructuring charge............        --          --          --           --        5,175
  Acquired in-process research and
     development..................    22,514         230          --      124,888           --
                                    --------    --------    --------    ---------    ---------
Total operating costs and
  expenses........................    41,450      29,958      38,203      203,582       87,470
                                    --------    --------    --------    ---------    ---------
Operating loss....................   (24,723)     (8,398)    (13,389)    (156,160)     (49,213)
Interest income (expense), net....       990       2,470       2,422        2,317          260
Equity interest in loss of joint
  venture.........................        --          --          --       (2,393)        (836)
Minority interest.................        --          --          --          112        1,879
Other income/expense, net.........        --          --          --           --         (853)
                                    --------    --------    --------    ---------    ---------
Net loss..........................  $(23,733)   $ (5,928)   $(10,967)   $(156,124)   $ (48,763)
                                    ========    ========    ========    =========    =========
Net loss per share, basic and
  diluted.........................  $  (2.71)   $  (0.45)   $  (0.73)   $   (5.25)   $   (1.60)
Weighted average number of shares
  used in computing basic and
  diluted net loss per share......     8,745      13,177      15,025       29,758       30,385

                                                           DECEMBER 31,
                                    ----------------------------------------------------------
                                    1995(1)       1996        1997        1998         1999
                                    --------    --------    --------    ---------    ---------
                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
  marketable investments..........  $ 31,105    $ 66,720    $ 53,408    $  72,717    $  26,657
Total assets......................    40,293      80,832      73,584      107,262       55,734
Long-term obligations.............    16,490      10,676      15,331       16,816           57
Accumulated deficit...............   (56,876)    (62,804)    (73,771)    (229,895)    (277,211)
Total stockholders' equity........     7,278      52,900      43,890       60,512       14,047

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

OVERVIEW

     We are an early-stage biopharmaceutical company focused on the discovery, development and commercialization of small molecules. We invest our own resources on discovering and developing therapeutics for the treatment of various types of cancer and we collaborate with large pharmaceutical companies in discovering therapeutics for chronic diseases for which there are large markets.

     We have three affiliated companies that were formed to provide capital to Axys for our drug discovery operations:

     - Axys Advanced Technologies (AAT), which began operations in 1996 and set up as a wholly owned subsidiary in 1999 is a 100% owned subsidiary that markets combinatorial chemistry compounds, enabling technology and services. It has been profitable since inception. Financial results of AAT are 100% consolidated into Axys' financial results.

     - Akkadix Corporation (Akkadix), an agricultural biotechnology company founded in 1998 is 38% owned by Axys. It has incurred losses since inception. Akkadix is separately managed and is funded by third parties. Akkadix financial results were consolidated into Axys financial results though August 1999. In September 1999 Axys' ownership in Akkadix reduced to below 50%. As a result, Akkadix is now accounted for under the equity method.

     - PPGx, Inc. (PPGx), a pharmacogenomics subsidiary founded in 1999, is 82% owned by Axys and 17.5% owned by PPD, Inc. Financial results of PPGx are consolidated into Axys' financial results. It has incurred losses since inception, is separately managed and is funded by third parties.

     To date, we have not generated any product revenue in its drug discovery programs and do not expect to generate such revenues for at least several years. As of December 31, 1999, we had an accumulated deficit of $277 million. We expect our sources of revenue, if any, for the next several years to consist of payments under corporate partnerships, interest income and sales made by our AAT subsidiary. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses are expected to result in significant operating losses for the foreseeable future. Axys will not receive product revenue or royalties in our drug discovery programs unless our collaborative partners complete clinical trials and successfully commercialize one or more of our products. In addition, there can be no assurance that AAT will remain profitable, or that Akkadix or PPGx will ever provide funding for our drug discovery operations.

     We are subject to risks common to early-stage drug discovery and development companies, including risks inherent in our research and development efforts and clinical trials, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition and uncertainty of regulatory approval. In order for a product to be commercialized, it will be necessary for us, and in some programs, our collaborators, to conduct preclinical tests and clinical trials to demonstrate efficacy and safety of our product candidates, obtain regulatory clearances and enter into manufacturing, distribution and marketing arrangements as well as obtain market acceptance. There can be no assurance that we will generate revenues or achieve and sustain profitability in the future.

                             RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

  1999 Events Which Affected the Company's Operations:

     In December 1999 we completed the closing of our La Jolla, CA operations and relocated our oncology genomics activities to our South San Francisco headquarters. As a result of this action, a one-time restructure charge of $5.2 million was taken in 1999.

     In September 1999, Akkadix Corporation ("Akkadix"), (formerly known as Xyris Corporation) completed its acquisition of Global Agro, Inc. ("Global"). As a result of this acquisition, the company's interest in Akkadix fell below 50% and Akkadix will now be accounted for under the equity method.

     In February 1999, we formed a majority owned subsidiary, PPGx, Inc. ("PPGx") which is engaged in the business of providing pharmacogenomic (the science of how genetic variations among individuals affects drug safety and efficacy) products and services to the pharmaceutical industry. In connection with the formation of PPGx, Axys contributed certain assets and technology in exchange for an 82% ownership interest in PPGx. PPD, Inc. ("PPD"), Axys' partner in PPGx, contributed certain assets, technology, cash and loan guarantees in exchange for an 18% ownership interest in PPGx and the exclusive, worldwide right to market the pharmacogenomic products and services of PPGx.

     Our collaborative research programs generally contain one or more of the following sources of revenue to us:

     - Research Support: Payments that are generally based on the number of researchers Axys is committing to a particular program. These revenues are recorded when earned through the performance of the required research by Axys.

     - License Fees: Payments that are generally received when the collaboration agreement is signed. These revenues are amortized over the term of the agreement.

     - Commitment Fees: Payments that are generally received in conjunction with our commitment to perform certain funded research. These revenues are recorded over the course of the research efforts.

     - Milestone Payments: Payments that are based on our or our partner achieving certain technical or regulatory milestones in the collaboration. These revenues are recorded upon the achievement of mutually agreed upon milestones.

     - Premiums paid on Equity Investments: Premiums paid in excess of the fair market value of the Company's stock is recognized as revenue over the research period.

     Our sales of chemical compound libraries contain one or more of the following sources of revenue to us:

     - Product Sales: As chemical compound libraries are shipped to customers of AAT, we record revenue based on the contracted price per compound.

     - License Fees: Payments that are generally received when compound supply or technology license agreements are signed. These revenues are recognized over the term of the agreement.

     - Commitment Fees: Payments that are received in conjunction with AAT's commitment to perform certain obligations under compound supply or technology license agreements. These revenues are recorded over the course of the relevant agreement, as performance obligations are completed.

     - Protocol Fees: Payments that are received in exchange for technology know-how. These revenues are recorded as protocols are delivered.

     We have not been profitable since inception and expects to incur substantial losses for at least the next several years, primarily due to the cost of its research and development programs, including preclinical studies and human clinical trials. We expect that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. As of

December 31, 1999, our accumulated deficit was approximately $277 million. Included in our accumulated deficit at December 31, 1999 was approximately $147 million of acquired in-process research and development from the acquisition of Khepri Pharmaceuticals, Inc. in 1995 and the acquisition of Sequana in January 1998.

REVENUES

  Collaboration and licensing revenues

     Our collaboration and licensing revenues decreased to $25.3 million for the year ended December 31, 1999, from $38.9 million in 1998. Collaboration and licensing revenues (which generally consist of research support and license fees), for the year ended December 31, 1999 were attributable to the collaborative research agreements with: (i) Parke-Davis for the gene identification program in schizophrenia and bipolar disorder; (ii) Aventis for the development of small molecule therapeutics that inhibit cathepsin S, associated with certain inflammatory diseases, (iii) Bristol-Myers Squibb for the development of small molecule inhibitors of proteases involved in hepatitis C virus infection; and (iv) Merck for the development of small molecule inhibitors of proteases involved in osteoporosis. 1999 revenues decreased when compared to 1998 due to lower revenues recognized under the following agreements: (i) the end of research support in June 1999 under the Boehringer Ingelheim International GmbH agreement for the gene identification program in asthma; (ii) the winding-down of the Parke-Davis gene identification program for schizophrenia and bipolar disorder; and (iii) the end of research funding in mid 1998 of the Pharmacia & Upjohn agreement for the development of inhibitors of Factor Xa. As Axys has shifted its focus to proprietary oncology programs, collaboration and licensing revenues are expected to continue to decline.

  Product revenues

     Our product revenues increased to $12.9 million for the year ended December 31, 1999, from $8.5 million in 1998. The increase was primarily due to the overall increase in compound libraries shipped in 1999, when compared to 1998, in accordance with the terms of the combinatorial chemistry agreements with Pharmacia & Upjohn, Parke-Davis, Aventis, Daiichi, Allergan, as well as with other smaller biotechnology companies. PPGx accounted for approximately $890,000 of product revenue in 1999.

  Cost of Goods Sold

     Our cost of goods sold increased to $2.7 million for the year ended December 31, 1999 from $2.1 million in 1998. The increase was primarily due to more compound libraries shipped in 1999 than 1998 under the combinatorial chemistry agreements. Cost of goods has a direct relationship to product revenues.

  Research and Development

     Our research and development expenses increased to $65.5 million for the year ended December 31, 1999, from $62.2 million in 1998. The increase was primarily due to research and development expenses related to Axys' affiliates PPGx and Akkadix, which are not funded by Axys, as indicated in the table below. Another contributing factor to the increase was the reduction of approximately 36 individuals in the first quarter of 1999, with an associated severance cost of approximately $413,000. Akkadix' activities are reflected in the consolidated results of the company through the date of its merger with Global Agro, which means through the first eight months of 1999.

                                                                         OTHER
                                                   DRUG                AFFILIATED
                                                 DISCOVERY     AAT     BUSINESSES    TOTAL
                                                 ---------    -----    ----------    -----
Year ended 1999................................    $54.1      $ 5.1      $ 6.3       $65.5
Year ended 1998................................     57.3        4.9        0.0        62.2
                                                   -----      -----      -----       -----
(Increase)/Decrease............................    $ 3.2      $(0.2)     $(6.3)      $(3.3)
                                                   =====      =====      =====       =====

     When we acquired Sequana in January 1998, Sequana had the following research programs in progress: Asthma, partnered with Boehringer Ingelheim Int'l GmbH; Osteoporosis, partnered with Corange International Ltd.; Non-Insulin Dependent Diabetes Mellitus (NIDDM), partnered with Glaxo Wellcome, Inc.; Schizophrenia/Bipolar, partnered with Parke-Davis Pharmaceutical Research division of Warner-Lambert Company; Obesity, Alzheimer's and Pharmacogenomics. As of December 31, 1999 the Schizophrenia/Bipolar program was transferred to Parke-Davis and the Pharmacogenomics program was spun off into the PPGx subsidiary with PPD. All other programs have ended.

GENERAL AND ADMINISTRATIVE

     Our general and administrative expenses decreased to $14.1 million for the year ended December 31, 1999, from $14.5 million in 1998. Decreases were primarily due to lower expenses as a result of the winding down of activities in our La Jolla operation. These decreases were offset by the addition of administrative expenses of our newly formed affiliates, PPGx and Akkadix, not funded by Axys.

                                                                         OTHER
                                                   DRUG                AFFILIATED
                                                 DISCOVERY     AAT     BUSINESSES    TOTAL
                                                 ---------    -----    ----------    -----
Year ended 1999................................    $10.1      $ 1.5      $ 2.5       $14.1
Year ended 1998................................     13.1        0.8        0.6        14.5
                                                   -----      -----      -----       -----
(Increase)/Decrease............................    $ 3.0      $(0.7)     $(1.9)      $ 0.4
                                                   =====      =====      =====       =====

  Interest Income and Interest Expense

     Interest income decreased to $2.3 million for the year ended December 31, 1999, from $4.7 million in 1998. The decrease was primarily due to the decrease in average cash and investment balances between the periods. Interest expense decreased to $2.1 million for the year ended December 31, 1999, from $2.4 in 1998. The decrease was primarily due to the lower debt balances from our lines of credit and existing leasing arrangements.

  Equity Interest in Loss of Joint Venture

     Equity interest in loss of joint venture decreased to $0.8 million for the year ended December 31, 1999 as compared to $2.4 million in 1998 and was due to the decrease in the loss for Genos. This amount represents Axys' 50% portion of Genos' loss for 1999 based on our 50% ownership of Genos. The decrease is primarily due to the winding down of operations of Genos since May 1999. In the third quarter of 1999, we wrote off the balance of the investment in Genos.

  Minority Interest

     Minority interest represents another investor's share of a subsidiary's operating income (loss), where the company owns 51% to 99% of that subsidiary. Minority interest increased to $1.9 million for the year ended December 1999, from $112,000 in 1998. This amount is the result of the formation of the Company's majority owned subsidiary, PPGx, in 1999 and Akkadix, in 1998. Since we report all of PPGx's expenses as our expenses (see "General and Administrative" above), this one line allocates a portion of PPGx's loss to the minority shareholders, and reduces our operating loss.

  Restructuring Charge

     In December 1999, we completed the closing of our La Jolla, CA operations and relocated our oncology genomics activities to its South San Francisco headquarters. As a result of this action, a one-time charge of $7.0 million was taken during the third quarter, of which $2.2 million related to severance and other employee-related costs, $1.7 million related to facilities costs, $1.8 million related to the disposal of assets, and $1.3 in other costs associated with the restructuring. In the fourth quarter the restructure charge was reduced by $1.8 million, to $5.2 million due to a change in estimates resulting from the additional subleases of the La Jolla facility we leased, and for better than expected proceeds from the disposal of equipment and other assets associated with closing down the La Jolla facility. The facilities costs included lease payments on facilities vacated in La Jolla net of proceeds from existing subleases. As a result of closing the facility, we eliminated 120 positions of which 93 are included in the severance calculation and 27 positions were eliminated through attrition and cancellation of open requisitions. At December 31, 1999, the only remaining accrual relating to the restructuring was approximately $1.9 million which will be utilized through December 31, 2001.

  Other Income/Expense

     Other Income and Expense represents primarily the write-off of Axys' 50% interest in Genos, a joint venture with Memorial Sloan Kettering Cancer Center, totaling $1.1 million.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     1998 Events Which Affected The Company's Operations: On January 8, 1998 we completed the acquisition of Sequana Therapeutics, Inc. ("Sequana"), a genomics company of approximately 200 employees based in La Jolla, California. We acquired all of the outstanding stock of Sequana in exchange for Axys common stock. In general, Sequana was a company of similar size and complexity to Axys. Sequana's revenues were primarily derived from collaborative research agreements with most of the same components as those described above for Axys. Consequently, in comparing the operating results of the company for the periods ended December 31, 1998 and 1997, Sequana contributed in large part to the doubling of all of the line items on the Statement of Operations, except "Product Revenues" and "Cost of Goods Sold," which were applicable to of Axys alone.

REVENUES

  Collaboration and licensing revenues

     Our collaboration and licensing revenues increased to $38.9 million for the year ended December 31, 1998, from $22.5 million in 1997, primarily due to the acquisition Sequana. If the acquisition had occurred prior to 1997, revenues on a pro forma basis for 1997 would have been $42.1 million, and would have therefore been $3.2 million lower in 1998. Collaboration and licensing revenues for the year ended December 31, 1998 were attributable to the material collaborative research agreements with: (i) Parke-Davis for the gene identification program in schizophrenia and bipolar disorder, and includes research funding; (ii) Boehringer Ingelheim for the gene identification program in asthma, and include research funding; (iii) Bristol-Myers Squibb for the development of small molecule inhibitors of proteases involved in hepatitis C virus infection and include research funding, as well as a licensing fee; (iv) Merck for the development of small molecule inhibitors of proteases involved in osteoporosis, and include research funding and the amortization of an up-front licensing fee; and (v) Aventis for the development of small molecule therapeutics that inhibit cathepsin S, associated with certain inflammatory diseases, and include a licensing fee. Although some of these agreements were new, 1998 revenues decreased when compared to 1997 on a pro forma basis because of lower revenues recognized under the following agreements: (i) the end of research funding in July 1998 of the Pharmacia & Upjohn agreement for the development of inhibitors of Factor Xa; (ii) the end of the research phase in November 1997 of the Bayer agreement to develop inhibitors of the regulatory enzymes tryptase and chymase for the treatment of asthma; (iii) the termination of the Glaxo agreement for the genomics work in the area of type II diabetes and related conditions; and (iv) the end of the research phase of the SmithKline Beechum agreement in December 1997 for the inhibition of intracellular viral proteases.

  Product revenues

     Our product revenues increased to $8.5 million for the year ended December 31, 1998, from $2.3 million in 1997. The increase was primarily due to the overall increase in compound libraries shipped in 1998, when compared to 1997, in accordance with the terms of the combinatorial chemistry agreements with Pharmacia & Upjohn, Parke-Davis and Rhone-Poulenc Rorer.

  Cost of Goods Sold

     Our cost of goods sold increased to $2.1 million for the year ended December 31, 1998 from $1.0 million in 1997. The increase was primarily due to more compound libraries being shipped in 1998 than 1997 under the three agreements discussed above.

  Research and Development

     Our research and development expenses increased to $62.2 million for the year ended December 31, 1998, from $30.0 million in 1997, primarily due to the acquisition of Sequana and additional costs associated with the clinical trials of APC-366, prior to the termination of that program. If the acquisition of Sequana had occurred prior to 1997, research and development expenses would have been $59.9 million in 1997 on a pro forma basis. The increase on a pro forma basis to $62.2 million in 1998 from $59.9 million in 1997 was due to the increase in clinical trial costs discussed above, as well as the expanded research efforts in drug discovery.

  General and Administrative

     Our general and administrative expenses increased to $14.5 million for the year ended December 31, 1998, from $7.2 million in 1997, primarily due to the Sequana acquisition and the planning of our strategic initiative in oncology. Additionally, general and administrative expenses for 1998 included all of the expenses of our subsidiary, Xyris, due to our 82% ownership at December 31, 1998. Further expansions in general and administrative expenses took place in legal, finance and business development to support our expanded research and development efforts. These increases for 1998 were offset in part by the elimination of approximately $3.0 million of outside service costs, executive management, and other administrative expense from the combining of Arris (as the company was previously known) and Sequana. If the acquisition of Sequana had occurred prior to 1997, pro forma basis general and administrative expenses would have been $12.5 million in 1997. The increase, on a pro forma basis to $14.5 million in 1998 from $12.5 million in 1997 was primarily due to one-time charges related to the integration of Sequana, as well as the other administrative costs discussed above.

  Acquired In-Process Research and Development

     Acquired in-process research and development (IPR&D) expense increased to $124.9 million for the year ended December 31, 1998 due to our acquisition of Sequana Therapeutics on January 8, 1998. That acquisition was accounted for using the purchase method of accounting and the $174.1 million purchase price was allocated to the various tangible and intangible assets acquired based on their respective estimated fair values. As a result, $124.9 million was allocated to acquired IPR&D. The $124.9 million was expensed as a non-recurring charge on the acquisition date because the acquired in-process technology had not yet reached technological feasibility, had no future alternative uses, and all programs were still in the research phase.

     The value of Sequana's projects was determined after estimating the net cash flows from such projects, and discounting the net cash flows back to their present value. The net cash flows were based on the Company's estimate of revenue, research and development costs, general and administrative costs and income taxes.

     When we acquired Sequana in January 1998, Sequana had the following research programs in progress: Asthma, partnered with Boehringer Ingelheim Int'l GmbH; Osteoporosis, partnered with Corange International Ltd.; Non-Insulin Dependant Diabetes Mellitus (NIDDM), partnered with Glaxo Wellcome, Inc.; Schizophrenia/Bipolar, partnered with Parke-Davis Pharmaceutical Research division of Warner-Lambert Company; Obesity, Alzheimer's and Pharmacogenomics. As of December 31, 1999 the Schizophrenia/ Bipolar program was transferred to Parke-Davis and the Pharmacogenomics program was spun off into the PPGx subsidiary with PPD. All other programs have ended.

  Interest Income and Interest Expense

     Interest income increased to $4.7 million for the year ended December 31, 1998, from $3.4 million in 1997. The increase was primarily due to the increase in average cash and investment balances between the periods, as a result of the acquisition of Sequana. Interest expense increased to $2.4 million for the year ended December 31, 1998, from $1.0 in 1997. The increase was primarily due to the higher debt balances from our two lines of credit and existing leasing arrangements following the acquisition of Sequana. We have generally used drawdowns from its lending arrangements for capital equipment leasehold improvements.

  Equity Interest in Loss of Joint Venture

     Equity interest in loss of joint venture increased to $2.4 million for the year ended December 31, 1998, and was due to the increase in the loss for Genos, which was acquired as part of our acquisition of Sequana. This amount represents our 50% portion of Genos' loss for 1998 based on our percentage ownership.

  Minority Interest

     Minority interest represents another investor's share of a subsidiary's operating income (loss), where we own 51% to 99% of that subsidiary. Minority interest increased to $112,000 for the year ended December 1998, from none in 1997. This amount is the result of the formation of our majority owned subsidiary, Xyris. Since we report all of Xyris' expenses as our expenses (see "General and Administrative" above), this one line allocates a portion of Xyris' loss to the minority shareholders, and reduces our operating loss.

  Recent accounting pronouncements

     In December 1999 the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 requires that license and other up-front fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The effect of this change in accounting principle will not have a material effect on our operating results or financial position.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and is not anticipated to have an impact on our results of operations of financial condition when adopted as we hold no derivative financial instruments and does not currently engage in hedging activities.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through private and public offerings of capital stock, through corporate collaborative research agreements, and sales of combinatorial chemistry compounds. As of December 31, 1999, we had realized approximately $183 million in net proceeds from offerings of our capital stock. In addition, we have realized approximately $199 million since inception from our collaborative research agreements and the sale of compound libraries.

     Our principal sources of liquidity are our cash and investments, which totaled $26.7 million as of December 31, 1999. We have a $30 million line of credit under which we had borrowed a total of $17 million as of December 31, 1999. The line is available through July, 2002. PPGx has an $8 million line of credit that is guaranteed by PPD, under which it had borrowed $6 million as of December 31, 1999. This line is available through June, 2000. Our cash and investments at December 31, 1999 include the cash and investments from our wholly-owned and majority-owned subsidiaries. Our investments also serve as security for our borrowings under our line of credit.

     Net cash used in operating activities during year ended December 31, 1999 was $39.3 million compared to $27.2 million in the same period in 1998. The increase was primarily due to lower revenues and the costs associated with the wind down of operations in La Jolla for the year ended December 31, 1999. Cash used in operating activities is expected to fluctuate from quarter to quarter depending in part upon the timing and amounts, if any, of cash received from existing and any new collaboration agreements or the sale of combinatorial chemistry compound libraries.

     We also spent approximately $8.9 million for the purchase of property, plant and equipment during the year ended December 31, 1999. We expect to acquire or lease additional equipment in connection with our future research and development activities, although the magnitude of such purchases or leases is not presently known. There were no material commitments for capital expenditures outstanding at December 31, 1999.

     Our AAT subsidiary currently has approximately $27.7 million of backlog from committed contracts for the sale of combinatorial chemistry libraries as of December 31, 1999.

     Our material commitments at December 31, 1999 included our obligations to perform research under our collaboration agreements with Merck and Aventis (for which we are fully funded from our partner), our obligations to develop, produce and deliver combinatorial compounds and transfer related technology under AAT's combinatorial chemistry agreements with Parke-Davis, Daiichi and Allergan (for which we receive payments in excess of our costs), our obligations to pay for research at Signal Pharmaceuticals and our obligations under our line of credit. We believe that our existing cash and investments (including the proceeds of the $31.5 million stock issuance described below) will be more than sufficient for us to fulfill our commitments to Signal Pharmaceuticals for research support of approximately $1.5 million in 2000 and the lender under our line of credit, which had a $17 million balance outstanding at December 31, 1999. See also Note 10 to the company's financial statements for all of the company's commitments under Capital and Operating leases.

     In February, 2000, we entered into definitive purchase agreements for the sale of an aggregate 3.5 million newly issued shares of Axys Pharmaceuticals, Inc. common stock to selected institutional and other accredited investors for $31.5 million in gross proceeds. We intend to use net proceeds from this private placement for working capital and other general corporate purposes.

     We expect that existing cash and investments, revenues from existing collaborations, and the net proceeds from our recently completed private placement, together with debt financing which we believe is available to us, will enable us to maintain current and planned operations for 18-24 months. We continue to actively pursue a variety of financing alternatives.

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

IMPACT OF THE YEAR 2000

     In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We expensed approximately $119,000 during 1999 and $0 in 1998 in connection with remediating our systems. During 2000, we expect to remediate certain non-critical systems at an estimated cost of $40,000 that will be funded through operating cash flows. Any remaining expense relates to other remediation efforts and will be charged to expense as incurred. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Due to the composition of our interest earning assets (88% mature within one year) and interest bearing liabilities, we believe that the market risk is not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           AXYS PHARMACEUTICALS, INC.

                         INDEX TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      WITH REPORT OF INDEPENDENT AUDITORS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   36
Consolidated Balance Sheets.................................   37
Consolidated Statements of Operations.......................   38
Consolidated Statement of Stockholders' Equity..............   39
Consolidated Statements of Cash Flows.......................   40
Notes to Consolidated Financial Statements..................   41

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Axys Pharmaceuticals, Inc.

     We have audited the accompanying consolidated balance sheets of Axys Pharmaceuticals, Inc. (formerly Arris Pharmaceutical Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axys Pharmaceuticals, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Palo Alto, California
February 18, 2000

                           AXYS PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $  23,577    $  36,261
  Short-term marketable investments.........................      3,080       23,999
  Accounts receivable, trade................................      4,786        2,140
  Inventories...............................................      2,258          435
  Prepaid expenses and other current assets.................      1,524        4,513
                                                              ---------    ---------
          Total current assets..............................     35,225       67,348
Marketable investments......................................         --       12,457
Property and equipment, net.................................     18,873       21,510
Investment in joint venture.................................         --        1,908
Note receivable from officer................................        715          821
Intangible assets, net......................................         --        2,200
Other assets................................................        921        1,018
                                                              ---------    ---------
                                                              $  55,734    $ 107,262
                                                              =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   4,563    $   3,788
  Accrued compensation......................................      2,980        4,232
  Other accrued liabilities.................................      5,284        2,956
  Deferred revenue..........................................      2,083        8,698
  Current portion of capital lease and debt obligations.....     23,646        9,872
                                                              ---------    ---------
          Total current liabilities.........................     38,556       29,546
Capital lease and debt obligations, noncurrent..............         57       16,816
Minority interest...........................................      3,074          388
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, none issued or outstanding.................         --           --
  Common stock, $0.001 par value, 50,000,000 shares
     authorized, 30,471,281 and 30,234,150 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................    291,328      290,291
Accumulated other comprehensive income (loss)...............        (70)         116
Accumulated deficit.........................................   (277,211)    (229,895)
                                                              ---------    ---------
          Total stockholders' equity........................     14,047       60,512
                                                              ---------    ---------
                                                              $  55,734    $ 107,262
                                                              =========    =========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998       1997(1)
                                                            --------    ---------    --------
Revenues:
  Collaboration and licensing revenues....................  $ 25,329    $  38,910    $ 22,499
  Product revenues........................................    12,928        8,512       2,315
                                                            --------    ---------    --------
          Total revenues..................................    38,257       47,422      24,814
Operating costs and expenses:
  Cost of goods sold......................................     2,698        2,058       1,010
  Research and development................................    65,504       62,176      30,040
  General and administrative..............................    14,093       14,460       7,153
  Restructuring charge....................................     5,175           --          --
  Acquired in-process research and development............        --      124,888          --
                                                            --------    ---------    --------
          Total operating costs and expenses..............    87,470      203,582      38,203
                                                            --------    ---------    --------
Operating loss............................................   (49,213)    (156,160)    (13,389)
Interest income...........................................     2,346        4,720       3,436
Interest expense..........................................    (2,086)      (2,403)     (1,014)
Equity interest in loss of joint venture..................      (836)      (2,393)         --
Minority interest.........................................     1,879          112          --
Other income/(expense)....................................      (853)          --          --
                                                            --------    ---------    --------
Net loss..................................................  $(48,763)   $(156,124)   $(10,967)
                                                            ========    =========    ========
Basic and diluted net loss per share......................  $  (1.60)   $   (5.25)   $  (0.73)
                                                            ========    =========    ========
Shares used in computing basic and diluted net loss per
  share...................................................    30,385       29,758      15,025
                                                            ========    =========    ========

---------------
(1) Represents the results of Arris Pharmaceutical Corporation only.

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       ACCUMULATED
                                                                            NOTE          OTHER
                                                     COMMON STOCK        RECEIVABLE   COMPREHENSIVE                     TOTAL
                                                 ---------------------      FROM         INCOME       ACCUMULATED   STOCKHOLDERS'
                                                   SHARES      AMOUNT     OFFICER        (LOSS)         DEFICIT        EQUITY
                                                 ----------   --------   ----------   -------------   -----------   -------------
Balances at December 31, 1996..................  14,831,975   $115,904     $(200)         $  --        $ (62,804)     $  52,900
Exercise of options and a warrant to purchase
  common stock.................................     313,000      1,327        --             --               --          1,327
Issuance of common stock in connection with the
  ESPP.........................................      58,114        555        --             --               --            555
Forgiveness of note receivable.................          --         --        75             --               --             75
Net loss and comprehensive loss................          --         --        --             --          (10,967)       (10,967)
                                                 ----------   --------     -----          -----        ---------      ---------
Balances at December 31, 1997..................  15,203,089    117,786      (125)            --          (73,771)        43,890
Exercise of options and warrants to purchase
  common stock.................................      91,649        621        --             --               --            621
Issuance of common stock for cash..............     132,254      1,063        --             --               --          1,063
Issuance of common stock in connection with the
  ESPP.........................................     189,145      1,091        --             --               --          1,091
Issuance of common stock in connection with the
  acquisition of Sequana Therapeutics, Inc.....  14,618,013    169,730        --             --               --        169,730
Forgiveness of note receivable.................          --         --       125             --               --            125
Net loss.......................................          --         --        --             --         (156,124)      (156,124)
Unrealized gain on securities..................          --         --        --            116               --            116
                                                                                                                      ---------
Comprehensive loss.............................                                                                        (156,008)
                                                 ----------   --------     -----          -----        ---------      ---------
Balance at December 31, 1998...................  30,234,150    290,291        --            116         (229,895)        60,512
Exercise of options and warrants to purchase
  common stock.................................      34,874        132        --             --               --            132
Issuance of common stock in connection with the
  ESPP.........................................     202,257        905        --             --               --            905
Deconsolidation of Akkadix Corporation.........          --         --        --             --            1,447          1,447
Net loss.......................................          --         --        --             --          (48,763)       (48,763)
Unrealized loss on securities..................          --         --        --           (186)              --           (186)
                                                                                                                      ---------
Comprehensive loss.............................                                                                         (48,949)
                                                 ----------   --------     -----          -----        ---------      ---------
Balance at December 31, 1999...................  30,471,281   $291,328     $  --          $ (70)       $(277,211)     $  14,047
                                                 ==========   ========     =====          =====        =========      =========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998       1997(1)
                                                              --------    ---------    --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities
  Net loss..................................................  $(48,763)   $(156,124)   $(10,967)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Non-cash restructure charge.............................     1,598                       --
    Depreciation and amortization...........................    11,135       10,156       4,183
    (Gain)loss on disposal of fixed assets..................      (176)          44          --
    Equity interest in loss of joint venture................       836        2,393          --
    Acquired in-process research and development............        --      124,888          --
    Forgiveness of note receivable from officer.............       160          155          75
    Minority interest.......................................     1,879          388          --
    Changes in assets and liabilities:
      Accounts receivable...................................    (2,646)        (839)     (1,301)
      Inventories...........................................    (1,823)        (435)         --
      Prepaid expenses and other current assets.............     3,254          636        (585)
      Other assets..........................................        43       (2,469)       (345)
      Accounts payable......................................       775       (5,818)        183
      Accrued compensation..................................    (1,252)       2,440         313
      Other accrued liabilities.............................     2,328          808         578
      Deferred revenue......................................    (6,615)      (3,382)     (6,620)
                                                              --------    ---------    --------
Net cash and cash equivalents used in operating
  activities................................................   (39,267)     (27,159)    (14,486)
Cash flows from investing activities
  Available for-sale-securities:
    Purchases...............................................   (77,003)     (56,065)    (22,092)
    Maturities..............................................   110,193       92,105       3,249
  Held-to-maturity securities:
    Purchases...............................................        --           --      (9,683)
    Maturities..............................................        --           --      46,704
Sale of restricted cash and investments.....................        --           --       7,250
Acquisition, net of cash received...........................        --       13,270          --
Investment in joint venture.................................       (25)      (2,000)         --
Change in investment in consolidated subsidiaries and
  affiliates................................................     3,351           --          --
Proceeds from sale of property and equipment................       877          119          --
Expenditures for property and equipment.....................    (8,862)      (8,263)     (6,297)
                                                              --------    ---------    --------
Net cash and cash equivalents provided by investing
  activities................................................    28,531       39,166      19,131
Cash flows from financing activities
  Net proceeds from issuance of common stock................     1,037        2,775       1,882
  Proceeds from issuance of note payable and capital lease
    obligations.............................................    53,292        6,174      19,115
  Principal payments on note payable and capital lease
    obligations.............................................   (56,277)      (7,633)    (13,526)
                                                              --------    ---------    --------
Net cash and cash equivalents (used by) provided by
  financing activities......................................    (1,948)       1,316       7,471
                                                              --------    ---------    --------
Net (decrease) increase in cash and cash equivalents........   (12,684)      13,323      12,116
Cash and cash equivalents, beginning of year................    36,261       22,938      10,822
                                                              --------    ---------    --------
Cash and cash equivalents, end of year......................  $ 23,577    $  36,261    $ 22,938
                                                              ========    =========    ========
Supplemental disclosure of cash flows information:
  Cash paid during the year for interest....................  $  2,130    $   2,284    $    826
                                                              ========    =========    ========
Supplemental schedule of noncash investing and financing
  activities:
  Issuance of common stock and value of options and warrants
    issued in acquisitions..................................  $     --    $ 169,730    $     --
                                                              ========    =========    ========
  Noncash acquisition of equipment under capital lease......  $     --    $      --    $  1,719
                                                              ========    =========    ========

---------------
(1) Represents the results of Arris Pharmaceutical Corporation only.

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Axys Pharmaceuticals, Inc., a Delaware corporation ("Axys" or the "Company"), formerly known as Arris Pharmaceutical Corporation ("Arris"), is an early-stage biopharmaceutical company focused on the discovery, development and commercialization of small molecules. The Company focuses its own resources on discovering and developing therapeutics for the treatment of various types of cancer and collaborates with large pharmaceutical companies in discovering therapeutics for chronic diseases for which there are large markets.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Axys Advanced Technologies, Inc., Arris Pharmaceuticals Canada, Inc., and Sequana Therapeutics, Inc. ("Sequana") (See "Acquisition of Sequana", Note 3), and includes the accounts of PPGx, Inc., a majority owned subsidiary of the Company (See "Formation of PPGx, Inc.", Note
6). All significant intercompany accounts and transactions have been eliminated.

     The Company owns approximately 38% of Akkadix Corporation ("Akkadix"), formerly known as Xyris Corporation (See "Formation of Akkadix Corporation",
Note 5). The Company owns 50% of Genos, a joint venture with Memorial Sloan-Kettering Cancer Center ("MSKCC"). These investments are accounted for under the equity method.

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

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company currently considers all its investment securities as available-for-sale. Available-for-sale securities are reported at estimated fair market value with the related unrealized gains and losses included in stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary are included in interest income and expense. Realized gains and losses have been immaterial. The cost of securities sold is based on the specific identification method.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 1999, inventories consisted of the following (in thousands):

Raw materials...............................  $  156
Finished goods..............................   2,102
                                              ------
Total.......................................  $2,258
                                              ======

                           AXYS PHARMACEUTICALS, INC.

  Depreciation and Amortization

     Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Machinery and equipment has estimated useful lives ranging from 3 to 5 years and furniture and office equipment has a useful life of 5 years. Purchased computer software is amortized over 3 years. Leasehold improvements are amortized over the term of the lease or economic useful life, whichever is shorter.

  Revenue Recognition

     The Company recognizes revenues from its collaborative research programs, as well as from product sales.

     The company's collaborative research programs generally contain one or more of the following sources of revenue:

     - Research Support: Payments that are generally based on the number of researchers Axys is committing to a particular program. These revenues are recorded when earned through the performance of the required research by Axys.

     - License Fees: Payments that are generally received when the collaboration agreement is signed. These revenues are amortized over the term of the agreement.

     - Commitment Fees: Payments that are generally received in conjunction with our commitment to perform certain funded research. These revenues are recorded over the course of the research efforts.

     - Milestone Payments: Payments that are based on our or our partner achieving certain technical or regulatory milestones in the collaboration. These revenues are recorded upon the achievement of mutually agreed upon milestones.

     - Premiums paid on Equity Investments: Premiums paid in excess of the fair market value of the Company's stock is recognized as revenue over the research period.

     Our sales of chemical compound libraries contain one or more of the following sources of revenue:

     - Product Sales: As chemical compound libraries are shipped to customers of AAT, we record revenue based on the contracted price per compound.

     - License Fees: Payments that are generally received when compound supply or technology license agreements are signed. These revenues are recognized over the term of the agreement.

     - Commitment Fees: Payments that are received in conjunction with AAT's commitment to perform certain obligations under compound supply or technology license agreements. These revenues are recorded over the course of the relevant agreement, as performance obligations are completed.

     - Protocol Fees: Payments that are received in exchange for technology know-how. These revenues are recorded as protocols are delivered.

  Research and Development

     Research and development expenses consist of costs incurred for independent and collaborative research and development. These costs include direct costs and research-related overhead expenses. Research and development expenses under the collaborative research agreements approximate the research support revenue recognized under the agreements of $16,649,000, $24,804,000, and $13,622,000, in
1999, 1998 and 1997 respectively.

                           AXYS PHARMACEUTICALS, INC.

  Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company has elected to continue to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option and purchase plans. See Note 9 for pro forma disclosures required by FAS 123.

  Net Loss Per Share

     Basic earnings per share is computed based on the weighted average number of shares of the Company's common stock outstanding. In addition, there were other dilutive securities in the form of options and warrants to purchase 4,876,824, 5,050,026 and 2,168,860 shares of common stock outstanding at December 31, 1999, 1998, and 1997, respectively. These shares, which would normally be included in the computation of dilutive earnings per share, were not included in that computation because the effect would be antidilutive.

  Comprehensive Income

     As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income." Comprehensive loss is comprised of reported net loss and unrealized holding gains and losses on available-for-sale securities. Comprehensive loss has been shown in the Consolidated Statements of Stockholders' Equity.

  Segment Information

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FAS 131 also establishes standards for related disclosures about products and services, geographical areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see "Segment Information", Note 13).

Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and is not anticipated to have an impact on the Company's results of operations of financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

     In December 1999 the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 requires that license and other up-front fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The effect of this change in accounting principle will not have a material effect on the Company's prior period results.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1999 presentation.

                           AXYS PHARMACEUTICALS, INC.

 2. RESTRUCTURING CHARGE

     In December 1999, the Company completed the closing of its San Diego, CA operations and relocated its oncology genomics activities to its South San Francisco headquarters. As a result of this action, a one-time charge of $7.0 million was taken during the third quarter, of which $2.2 million related to severance and other employee-related costs, $1.7 million related to facilities costs, $1.8 million related to the disposal of assets, and $1.3 in other costs associated with the restructuring. In the fourth quarter of 1999 the restructure charge was reduced by $1.8 million to $5.2 million due to a change in estimates resulting from the additional subleases of the San Diego facility leased by the Company, and for better than expected proceeds from the disposal of equipment and other assets associated with closing down the San Diego facility. The facilities costs included lease payments on facilities vacated in San Diego net of proceeds from existing subleases. As a result of closing the facility, the Company eliminated 120 positions of which 93 are included in the severance calculation and 27 positions were eliminated through attrition and cancellation of open requisitions.

     The following table summarizes the Company's 1999 restructuring charge activity for the twelve months ended December 31, 1999 (in thousands):

                                                         Q3, 1999     Q4, 1999       Q4         RESERVE
                                              CASH/     RESTRUCTURE   CHANGE IN   PAYMENT/      BALANCE
                DESCRIPTION                  NON/CASH     CHARGE      ESTIMATE    WRITE-OFF   AT 12/31/99
                -----------                  --------   -----------   ---------   ---------   -----------
Severance and benefits.....................  Cash         $(2,210)     $   --      $1,115       $(1,095)
Facilities.................................  Cash          (1,664)        511         405          (748)
Contractual Research Commitments...........  Cash            (214)         --         133           (81)
                                                          -------      ------      ------       -------
Subtotal -- Cash...........................                (4,088)        511       1,653        (1,924)
                                                          -------      ------      ------       -------
Work-force in Place and Other..............  Non-Cash      (1,110)         --       1,110            --
Equipment disposal.........................  Non-Cash      (1,810)      1,322         488            --
                                                          -------      ------      ------       -------
Subtotal -- Non-Cash.......................                (2,920)      1,322       1,598            --
                                                          -------      ------      ------       -------
          Total............................               $(7,008)     $1,833      $3,251       $(1,924)
                                                          =======      ======      ======       =======

     The Company anticipates that the remaining accruals for severance and benefits will be utilized by December 31, 2000 and the remaining accruals for committed payments will be utilized by March 31, 2000. The Company anticipates that the remaining accruals for facilities will be utilized over the period through lease termination on December 31, 2001.

 3. ACQUISITION OF SEQUANA

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
                                                              ============

                           AXYS PHARMACEUTICALS, INC.

     The acquisition has been accounted for as a purchase and accordingly, the original purchase price was allocated to acquired assets and assumed liabilities based upon their estimated fair values at the date of acquisition, and to the estimated fair value of in-process research and development ("IPR&D") was charged as an expense in the Axys consolidated financial statements as such acquired IPR&D had not reached technological feasibility. Intangible assets were being amortized on a straight-line basis over 36 months. The September 30, 1999 unamortized balance of $1.3 million for the assembled work force was written off in connection with the Company's third-quarter restructuring.

     The value allocated to purchased IPR&D was determined by estimating the costs to develop the purchased in-process technology into viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that takes into account the Company's weighted average cost of capital and the uncertainty surrounding the successful development of the purchased in-process technology.

     The acquired in-process research and development projects in the Sequana acquisition consisted of eight significant research and development projects. As of December 31, 1999, the schizophrenia/bipolar program was transferred to Parke-Davis and the pharmacogenomics program was spun off into the PPGx subsidiary. All other programs have been terminated.

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

PRO FORMA FINANCIAL SUMMARY FOR THE YEAR ENDED DECEMBER 31, 1997 (UNAUDITED)

                                                          (IN THOUSANDS, EXCEPT PER
                                                                SHARE AMOUNT)
                                                          -------------------------
Contract Revenues.......................................          $ 44,399
Net Loss................................................          $(26,108)
Basic and diluted net loss per share....................          $  (0.89)

 4. INVESTMENT IN JOINT VENTURE

     In January 1997, Sequana formed Genos with Memorial Sloan-Kettering Cancer Center to focus on research and identification of genes and related genetic information of values in the prognosis, diagnosis and positive treatment of certain common cancers. As of December 31, 1998 Sequana had invested $5.2 million and licensed certain of its technology to Genos and has contracted with Genos to conduct research and provide certain other services to the joint venture. Payments to date for such research and services have not been material.

     In May 1999, the Board of Directors of Genos decided to suspend its research activities and wind up its affairs. The Company is receiving back rights to use its technology in the identification of programs in oncology from Genos. As a result of winding up of Genos, the Company has taken a one-time charge of $1.1 million in the third quarter of 1999, representing the total carrying value of the investment in Genos, which is included in other expense in the consolidated statement of operations.

                           AXYS PHARMACEUTICALS, INC.

     In connection with the formation of Genos, Sequana issued a warrant to MSKCC to purchase 350,000 shares of Sequana's common stock. That warrant was assumed by the Company as part of the acquisition of Sequana on January 8, 1998, and was converted to a warrant to purchase an aggregate of 472,500 shares of Axys common stock at a price of $12.87 per share and expires in September 2000.

 5. FORMATION OF AKKADIX CORPORATION

     In May 1998, the Company formed a majority owned subsidiary, Akkadix Corporation ("Akkadix", formerly known as Xyris Corporation), which was established to leverage Axys' existing pharmaceutical technology in the agricultural biotechnology market. In connection with the formation of Akkadix, the Company granted Akkadix the right, for a limited period, to negotiate an exclusive license in the field of agriculture to all Axys technology in exchange for an 82% ownership interest. A third party contributed $500,000 cash in exchange for a 15% ownership interest in Akkadix. Under the terms of the financing, the Company granted the third party the right (the "Put Option") to require the Company to purchase all of the third party's interest in Xyris in exchange for that number of shares of the Company whose market value equals $500,000 at the date of the exercise of the Put Option.

     In February 1999, Akkadix executed an exclusive license to the Company's technology in the field of agriculture (the "Technology License"). The Company received additional shares of Akkadix in exchange for the Technology License.

     Also in February 1999, Akkadix closed a financing in which it raised $4.5 million from a third party. During the second quarter of 1999, Akkadix completed subsequent financing in which it raised $5 million from other third parties. Under the terms of these financings, and a prior $500,000 financing, the Company has granted the third parties the right (the "Put Option") to require the Company to purchase all of the their interests in Akkadix in exchange for that number of shares of the Company whose market value equals $10 million at the date of the exercise of the Put Option. The Put Option may be exercised at any time through February 2, 2001.

     On September 9, 1999 Akkadix completed its acquisition of Global Agro, Inc. ("Global"), a privately held California corporation. Under the terms of the merger, all outstanding shares of Global stock were converted into Series B preferred stock of Akkadix. On November 1, 1999 Akkadix exchanged 100,000 shares of Series C preferred stock for all of the net assets of Maize Genetic Resources, Inc. ("Maize"), a privately held foundation seed corn company. Both acquisitions were accounted for as a purchase.

     The net effect of issuance of shares in connection with the financings and acquisitions by Akkadix of other companies has changed the Company's ownership in Akkadix from 82% at December 31, 1998, to 52% at June 30, 1999, to 39.3% at September 30, 1999 and finally to 38.3% at December 31, 1999. Therefore, Akkadix' balance sheet is no longer consolidated into the Company's balance sheet from and after September 9, 1999 when the Company's ownership fell below 50%. Akkadix's results of operations are included with the Company's results of operations through the date of merger between Akkadix and Global. Subsequent to the acquisition of Global, the Company deconsolidated the effects of Akkadix from the Balance Sheet through the Statement of Stockholders Equity and accounted for its investment in Akkadix using the equity method of accounting.

 6. FORMATION OF PPGX, INC.

     In February 1999, the Company announced the formation of a majority-owned subsidiary, PPGx, Inc. ("PPGx"), which is engaged in the business of providing pharmacogenomic (the science of how genetic variations among individuals affects drug safety and efficacy) products and services to the pharmaceutical and biotechnology industries. In connection with the formation of PPGx, Axys contributed certain fixed assets, which were recorded at the Company's net book value, and technology in exchange for an 82% ownership

                           AXYS PHARMACEUTICALS, INC.

interest in PPGx. PPD, Inc. ("PPD"), Axys' partner in PPGx, contributed certain assets, technology, cash and loan guarantees in exchange for an 18% ownership interest in PPGx and the exclusive, worldwide right to market the pharmacogenomic products and services of PPGx.

     Under the terms of a shareholder agreement between the Company and PPD, PPD has the option (the "PPD Option") to purchase 32% of PPGx from the Company at various escalating prices until February 1, 2002. Under certain circumstances, the Company has the option to put (the "Axys Put") 32% of PPGx to PPD. Upon exercise of the PPD Option or the Axys Put, the Company and PPD would have equal ownership positions in PPGx. At such time as either the PPD Option or the Axys Put is exercised, the Company would also become a co-guarantor of a certain PPGx line of credit to the extent any borrowings are outstanding at that time. Additionally, at any time after the fifth anniversary of the formation of PPGx, the Company and, provided either the PPD Option or the Axys Put have been exercised, PPD have the right to buy all of the outstanding equity interests in PPGx at fair market value in accordance with the terms of buy-sell provisions of the shareholder agreement.

 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Cash equivalents and marketable investments:

     The following is a summary of available-for-sale securities at December 31, 1999 and 1998:

                                                                GROSS         GROSS       ESTIMATED
                                                              UNREALIZED    UNREALIZED      FAIR
                                                    COST        GAINS         LOSSES        VALUE
                                                   -------    ----------    ----------    ---------
AT DECEMBER 31, 1999:
  Commercial paper of U.S. corporations..........  $ 3,317       $ --          $--         $ 3,317
  U.S. treasury securities.......................    5,000         --           --           5,000
  Certificates of deposit........................       28         --           --              28
  Securities of foreign corporations.............    2,148         --           56           2,092
  U.S. agency securities.........................   10,952         --           14          10,938
                                                   -------       ----          ---         -------
                                                   $21,445       $ --          $70         $21,375
                                                   =======       ====          ===         =======
AT DECEMBER 31, 1998:
  Commercial paper of U.S. corporations..........  $23,572       $ 35          $--         $23,607
  U.S. treasury securities.......................      500          1           --             501
  Certificates of deposit........................    4,003          9           --           4,012
  Securities of foreign corporations.............    3,431         13           --           3,444
  U.S. agency securities.........................    7,801         24           --           7,825
  Municipal obligations..........................    4,001         34           --           4,035
                                                   -------       ----          ---         -------
                                                   $43,308       $116          $--         $43,424
                                                   =======       ====          ===         =======
Balance sheet classification:
AT DECEMBER 31, 1999:
  Cash equivalents...............................  $18,295       $ --          $--         $18,295
  Short-term marketable investments..............    3,150         --           70           3,080
                                                   -------       ----          ---         -------
                                                   $21,445       $ --          $70         $21,375
                                                   =======       ====          ===         =======
AT DECEMBER 31, 1998:
  Cash equivalents...............................  $ 6,967       $  1          $--         $ 6,968
  Short-term marketable investments..............   23,928         71           --          23,999
  Marketable investments.........................   12,413         44           --          12,457
                                                   -------       ----          ---         -------
                                                   $43,308       $116          $--         $43,424
                                                   =======       ====          ===         =======

                           AXYS PHARMACEUTICALS, INC.

  Estimated fair value of other financial instruments:

     The carrying value of the notes payable approximate their estimated fair value. The fair value of the notes payable was estimated based on current interest rates available to the Company for debt instruments with similar terms, degree of risk and remaining maturities. The carrying values of all other financial instruments approximate their estimated fair values, any realized gains and losses recognized have been immaterial.

 8. PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and consists of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Machinery and equipment..................................  $29,119    $33,039
Purchased software.......................................    1,946      1,748
Furniture and office equipment...........................    2,702      2,220
Leasehold improvements...................................   14,614     12,420
Construction in progress.................................      227        262
                                                           -------    -------
                                                            48,608     49,689
Less accumulated depreciation and amortization...........   29,735     28,179
                                                           -------    -------
                                                           $78,343    $77,868
                                                           =======    =======

     Property and equipment includes approximately $14,168,000 and $15,011,000 recorded under capital leases at December 31, 1999 and 1998, respectively. Amortization is included with depreciation expense. Accumulated amortization of equipment under capital leases was approximately $13,891,000 and $12,886,000 at December 31, 1999 and 1998, respectively.

 9. STOCKHOLDERS' EQUITY

  Common Stock

     At December 31, 1999 common stock was reserved for issuance as follows (in thousands):

Stock options (including the Stock Bonus Plan)..............  5,234
Warrants....................................................    678
Employee stock purchase plan................................    559
                                                              -----
                                                              6,471
                                                              =====

  Stock Options

     The Company has various equity incentive plans under which it issues stock options to employees, consultants and members of the Board of Directors. The Company's plans include the 1997 Equity Incentive Plan under which incentive stock options or non-qualified stock options may be granted, or restricted stock may be issued, at the discretion of the Board of Directors to employees, directors and consultants to purchase the Company's common stock; the 1997 Non-Officer Equity Incentive Plan, under which non-officer employees and consultants may be granted non-qualified stock options to purchase the Company's common stock; the 1989 Stock Option Plan, under which directors, officers, employees, and consultants may be issued restricted stock, or granted incentive stock options or nonqualified stock options to purchase the Company's common stock, at the discretion of the Board of Directors; and the 1994 Non-Employee Directors' Stock Option Plan, whereby nonqualified stock options are automatically granted to non-employee directors to

                           AXYS PHARMACEUTICALS, INC.

purchase the Company's Common stock. The 1989 Stock Option Plan expired in 1999, reducing by approximately 700,000 shares the number of shares available to be granted under all of the Company's plans.

     All options granted under these Plans become exercisable pursuant to the applicable terms of the grant. For stock options granted through December 31, 1997, the exercise price of the options was computed at the average market value of the Company's common stock for the 15 days preceding the grant date. For options granted after December 31, 1997, the exercise price is equal to the market value of the Company's common stock on the date of grant. Generally options vest ratably over four years and expire ten years from the date of grant.

     In October 1998, the Company offered its employees the right to exchange their then outstanding options to purchase shares of common stock with exercise prices ranging from $4.31 to $15.59, for new options to purchase shares with exercise prices of $4.00 per share for non-officer employees and $5.00 per share for executive officer employees. Under this program, options to purchase 3,643,387 shares were exchanged resulting in a decrease in aggregate purchase price from $34,254,046 to $15,560,548. All new options had an additional year of vesting added to the original vesting term.

     Transactions under all of the above equity incentive plans are as follows:

                                                                     OUTSTANDING STOCK OPTIONS
                                                                   ------------------------------
                                                                                     WEIGHTED
                                                       SHARES      NUMBER OF         AVERAGE
                                                     AVAILABLE       SHARES       EXERCISE PRICE
                                                     ----------    ----------    ----------------
Balances at December 31, 1996......................     147,196     1,764,356         $ 9.10
                                                     ----------    ----------         ------
  Shares reserved..................................   1,750,000            --             --
  Options granted..................................    (646,744)      646,744         $12.93
  Options exercised................................          --      (281,694)        $ 2.91
  Options canceled.................................     129,782      (129,782)        $11.26
                                                     ----------    ----------
Balances at December 31, 1997......................   1,380,234     1,999,624         $11.06
                                                     ----------    ----------         ------
  Shares reserved..................................   2,850,000            --
  Options granted..................................  (7,080,180)    7,080,180         $ 5.86
  Options exercised................................          --      (226,193)        $ 3.23
  Options canceled.................................   4,433,158    (4,433,158)        $ 9.28
                                                     ----------    ----------
Balances at December 31, 1998......................   1,583,212     4,420,453         $ 4.80
                                                     ----------    ----------         ------
  Shares reserved..................................          --            --
  Options granted..................................  (1,699,539)    1,699,539         $ 4.31
  Options exercised................................          --       (34,643)        $ 3.38
  Options canceled.................................   1,886,403    (1,886,403)        $ 4.57
  Shares expired...................................    (735,135)           --             --
                                                     ----------    ----------         ------
Balances at December 31, 1999......................   1,034,941     4,198,946         $ 4.72
                                                     ==========    ==========         ======

     The weighted average fair value of stock options outstanding under the plans were $4.72, $4.80 and $11.06 in 1999, 1998, and 1997, respectively.

                           AXYS PHARMACEUTICALS, INC.

     Options outstanding and exercisable by price range at December 31, 1999:

                            OPTIONS OUTSTANDING
                  ----------------------------------------      OPTIONS EXERCISABLE
                                    WEIGHTED                 --------------------------
                     OPTIONS         AVERAGE                    OPTIONS
                  OUTSTANDING AT    REMAINING    WEIGHTED    EXERCISABLE AT   WEIGHTED
                   DECEMBER 31,    CONTRACTUAL    AVERAGE     DECEMBER 31,     AVERAGE
    RANGE OF           1999           LIFE       EXERCISE         1999        EXERCISE
EXERCISE PRICES      (SHARES)      (IN YEARS)      PRICE        (SHARES)        PRICE
----------------  --------------   -----------   ---------   --------------   ---------
$0.35 - $ 3.94        714,387         9.02        $ 3.45         146,415       $ 2.65
$3.96 - $ 4.00      1,544,577         3.89        $ 4.00         777,587       $ 3.99
$4.06 - $ 5.00      1,314,456         6.36        $ 4.78         678,999       $ 4.89
$5.09 - $ 8.13        420,396         8.06        $ 6.09         191,315       $ 6.07
$8.38 - $15.36        205,130         7.40        $11.43         111,368       $11.88
                    ---------                                  ---------
                    4,198,946         6.12        $ 4.72       1,905,684       $ 4.88
                    =========                                  =========

  Warrants

     As of December 31, 1999, the Company had issued and outstanding warrants to purchase a total of 677,878 shares of the Company's common stock at prices ranging from $4.06 to $13.46 per share. These warrants expire at various dates from 2000 through 2005.

  Employee Stock Purchase Plan

     In October 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") under which employees who meet certain minimum employment criteria are eligible to participate. Eligible employees may purchase common stock of the Company at a purchase price of 85% of the lower of the fair market value of the stock at the offering commencement date or purchase date, within a two-year offering period. In 1999, the Board of Directors and, the Company's stockholders approved an additional 500,000 shares to be reserved under the Purchase Plan. Under the Purchase Plan, 202,257 shares were issued in 1999.

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

     The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                              EMPLOYEE STOCK
                                                         OPTIONS              PURCHASE PLAN
                                                   --------------------    --------------------
                                                   1999    1998    1997    1999    1998    1997
                                                   ----    ----    ----    ----    ----    ----
Expected life (years)............................   3.0     3.0     3.0     0.5     0.5     0.5
Expected volatility..............................  0.65    0.59    0.58    0.92    0.65    0.54
Risk-Free interest rate..........................  5.58%   5.13%   6.23%   4.81%   5.17%   5.67%

     For purposes of pro forma disclosures, the estimated fair value of the stock-based awards are amortized to pro forma net loss over the option's vesting period and the purchase plan's six-month purchase period. The Company's as reported and pro forma information follows (in thousands, except for net loss per share information):

                                                                   YEAR ENDED DECEMBER
                                                            ---------------------------------
                                                              1999        1998         1997
                                                            --------    ---------    --------
Net loss
  As reported.............................................  $(48,763)   $(156,124)   $(10,967)
  Pro forma...............................................  $(52,757)   $(163,470)   $(14,418)
Net loss per share -- basic and diluted
  As reported.............................................  $  (1.60)   $   (5.25)   $  (0.73)
  Pro forma...............................................  $  (1.74)   $   (5.49)   $  (0.96)

     For pro forma purposes in accordance with FAS 123, the repricing of employee stock options during 1998 is treated as a modification of the stock-based award, with the original options being repurchased and new options granted. Any additional compensation arising from the modification is recognized over the remaining vesting period of the new grant.

10. COMMITMENTS

  Leases

     The Company leases office and laboratory facilities and equipment. Rent expense, net of sublease income of $1,385,000 in 1999 ($780,000 in 1998 and $597,000 in 1997), for the years ended December 31, 1999, 1998, and 1997 was approximately $2,168,000 $3,293,000, and $1,622,000, respectively.

                           AXYS PHARMACEUTICALS, INC.

     Future minimum lease payments under non-cancelable leases, net of non-cancelable sublease income of $1,882,000, $1,497,000 $816,000, $911,000,
$930,000, and $549,000 for 2000, 2001, 2002, 2003, 2004 and thereafter, respectively, are as follows:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES
                                                              -------    ---------
                                                                 (IN THOUSANDS)
  2000......................................................   $ 548      $1,685
  2001......................................................      --       1,915
  2002......................................................      --         881
  2003......................................................      --         733
  2004......................................................      --          93
  Thereafter................................................      --         308
                                                               -----      ------
Total minimum lease payments................................     548      $5,615
                                                                          ======
Less amount representing interest...........................     (15)
                                                               -----
Present value of future lease payments......................     533
Less current portion........................................    (533)
                                                               -----
Non-current portion of capital lease obligations............   $  --
                                                               =====

  Lines of Credit and Note Payable

     In July 1999, the Company refinanced its two lines of credit, one with Sumitomo Bank, Limited ("Sumitomo") and one with Sumitomo and Silicon Valley Bank, jointly for a new $30 million revolving line of credit with Foothill Capital Corporation. The initial draw down on this line of credit repaid the previous notes with Sumitomo and Silicon Valley Bank. The balance outstanding at December 31, 1999 was $17 million. The new line is subject to the terms of a security agreement, and is fully secured by the Company's marketable investments. Interest is due on the line monthly and is computed at the reference rate for Wells Fargo Bank, which approximates 8.50% at December 31, 1999. The line is available through July 2002.

     PPGx, Inc. has an $8 million revolving line of credit, which is guaranteed by PPD, Inc. Interest is accrued monthly and is computed at the LIBOR rate, which approximates 6.8% at December 31, 1999. The amount outstanding on this line as of December 31, 1999 was $6 million. The balance of any unpaid principal and interest is due June 30, 2000.

     In February 1997, the Company entered into a lending arrangement with one of its facility lessors for tenant improvements. The loan amount was $350,000, with interest accruing at 9% per annum. Principal and interest are due monthly through July 1, 2001.

     Principal maturities of the lines of credit and note payable at December 31, 1999 are as follows:

                                         (IN THOUSANDS)
2000...................................     $23,113
2001...................................          57
                                            -------
                                            $23,170
                                            =======

11. RELATED PARTY TRANSACTIONS

     In February 1999, the Company entered into an employment agreement with its Chief Executive Officer that extends through January 31, 2003. The agreement provided for compensation and bonus provisions in exchange for continued service and an agreement not to compete. In addition, the agreement provides for

                           AXYS PHARMACEUTICALS, INC.

forgiveness of a note receivable, totaling $560,000. In addition, the agreement provides for the forgiveness of accrued interest and a partial tax gross-up. The principal portion of the notes forgiven pursuant to the employment agreement and a predecessor employment agreement in 1999, 1998 and 1997 was $160,000, $155,000 and $75,000, respectively.

     In December 1999, the Company entered into employment agreements with its Sr. Vice President of Research and Preclinical Development and its Sr. Vice President, Corporate and Business Development and General Counsel. These agreements provide for compensation, bonus and stock acceleration in the event of a change in control in exchange for continued service.

12. EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(K) retirement savings plan for all of its eligible employees. Each participant in the plan may elect to contribute 1% to 20% of his or her annual salary to the plan, subject to statutory limitations. The Company matches 50% of the first 6% of the salary contributed by the employee. The Company's match is done with the Company's stock. The expense charged to operations under this plan for fiscal 1999, 1998 and 1997 was $458,253, $295,180 and $276,000, respectively.

13. SEGMENT INFORMATION

     The Company operates three segments: (i) drug discovery, through collaborative research agreements and unpartnered programs in oncology, (ii) combinatorial chemistry through it's wholly owned subsidiary, Axys Advanced Technologies (AAT) through the sale of chemical compound libraries, and (iii) other affiliated businesses, which includes PPGx, engaged in pharmacogenomics, and Akkadix which is engaged in agricultural biotechnology. The Company's reportable segments are strategic business units that offer different products and services. They are each managed separately because they perform different services utilizing different and distinct operations. Our other affiliated businesses are self funded.

     Information as to the operations of drug discovery, AAT, and other affiliated businesses is set forth below based on the nature of the products and services offered. The Company evaluates performance based on several factors, of which the primary financial measure is business segment net income or loss. Revenues for AAT include product sales and license, commitment and protocol fees associated with the respective agreements. Net income for AAT does not include corporate overhead allocations, except for a facilities

                           AXYS PHARMACEUTICALS, INC.

charge and information systems charge in 1999 and a facilities charge in 1998. The accounting policies of the business segments are the same as those described in the summary of accounting policies (Note 1).

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999        1998         1997
                                                    --------    ---------    --------
                                                             (IN THOUSANDS)
Revenues:
  Drug discovery..................................  $ 24,084    $  35,760    $ 20,499
  AAT.............................................    13,287       11,662       4,315
  Other affiliated businesses.....................       886           --          --
                                                    --------    ---------    --------
Total consolidated................................  $ 38,257    $  47,422    $ 24,814
                                                    ========    =========    ========
Net income (loss):
  Drug discovery(1)...............................  $(44,899)   $(152,846)   $(11,294)
  AAT.............................................     4,007        4,172         327
Other affiliated businesses.......................    (7,871)      (7,450)         --
                                                    --------    ---------    --------
Total consolidated................................  $(48,763)   $(156,124)   $(10,967)
                                                    ========    =========    ========
Assets:
  Drug discovery..................................  $ 40,916    $ 101,888    $ 70,367
  AAT.............................................     9,337        5,137       3,217
Other affiliated businesses.......................     5,481          237           0
                                                    --------    ---------    --------
Total consolidated................................  $ 55,734    $ 107,262    $ 73,584
                                                    ========    =========    ========

---------------
(1) Includes one-time charges of $6.2 million for restructure costs associated with the winding up of operations at the San Diego facility, and the write-off of Genos in 1999, and $125 million and $0.2 million in acquired in-process research and development recorded in 1998 and 1997, respectively, related to certain acquisitions during those years.

     Other affiliated businesses represent the results of Akkadix's principal activities, which commenced in 1998 and are included through August 1999, and the results of PPGx's principal activities, which commenced in 1999.

14. INCOME TAXES

     As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $114,500,000 and $11,100,000, respectively. The Company also had federal and California research and other tax credit carryforwards of approximately $5,800,000 and $2,800,000, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2004 through 2019, if not utilized. The state of California net operating losses will expire at various dates beginning in 2000 through 2004, if not utilized.

     The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                           AXYS PHARMACEUTICALS, INC.

     Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31 are as follows:

                                                              1999            1998
                                                          ------------    ------------
Deferred tax assets:
  Net operating loss carryforwards......................  $ 39,600,000    $ 26,100,000
  Research and other credit.............................     8,600,000       7,200,000
  Capitalized research expenses.........................    26,500,000      24,400,000
  Fixed asset depreciation..............................     3,200,000       2,600,000
  Other.................................................     4,500,000       2,400,000
                                                          ------------    ------------
Total deferred tax assets...............................    82,400,000      62,700,000
Valuation allowance.....................................   (82,400,000)    (62,700,000)
                                                          ------------    ------------
Net deferred tax........................................  $         --    $         --
                                                          ============    ============

     The net valuation allowance increased by approximately $33,100,000 and $4,700,000 during the years ended December 31, 1998 and 1997, respectively.

     Approximately $1,500,000 of the valuation allowance for deferred tax assets relates to benefits of stock options deductions which, when recognized, will be allocated directly to contributed capital.

15. REVENUES FROM SIGNIFICANT PARTNERS AND CUSTOMERS

     Major customers, responsible for 10% or more of revenues include drug discovery partners and pharmaceutical and biotechnology companies, which purchase AAT compound libraries. The percentages of sales of each of these major customers to total revenue for the years ended December 31 were as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Customer A..................................................   31%     14%     --
Customer B..................................................   14%      4%     --
Customer C..................................................   13%     10%     --
All Others..................................................   42%     42%    100%
                                                              ---     ---     ---
          Total.............................................  100%    100%    100%
                                                              ===     ===     ===

16. SUBSEQUENT EVENTS

     In February 2000 the Company entered into a definitive purchase agreement for the sale of 3.5 million newly issued shares of Axys Pharmaceuticals, Inc. common stock to selected institutional and other accredited investors for approximately $31.5 million in gross proceeds.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the information under the captions "Proposals to be Voted Upon", "Nominees for Directors" and "Compliance with the Reporting Requirements of Section 16" contained in our definitive proxy statement to be filed no later than April 30, 1999 in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 26, 1999 (the "Proxy Statement"). In addition, the information contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant" is incorporated herein by reference.

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

     (3) EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
 3.1     Amended and Restated Certificate of Incorporation.
         Incorporated by reference to Ex. 3.1 filed on Form 10-K
         filed on March 31, 1998.
 3.2     Amended and Restated Bylaws.(1)
 3.3     Registrant's Certificate of Designation of Series A Junior
         Participating Preferred Stock incorporated by reference to
         Exhibit 99.3 filed on Form 8-K dated October 8, 1998.
 4.1     Rights Agreement dated as of October 8, 1998, among the
         Registrant and ChaseMellon Shareholders Services, LLC,
         incorporated by reference to Exhibit 99.2 filed on Form 8-K dated October 8, 1998.
 4.2     Form of Rights Certificate, incorporated by reference to
         Exhibit 99.4 filed on Form 8-K dated October 8, 1998.

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
10.1     Registration Rights Agreement, among the Registrant and the other parties therein, dated January 7, 1998.
10.2     1989 Stock Plan, as amended.(2)
10.3     Form of Employee Stock Purchase Plan and Form of Offering
         Document.(2)(12)
10.4+    1997 Equity Incentive Plan. Incorporated by reference to
         Exhibit 10.4 filed on Form 10-Q filed on August 15, 1998.
10.6     Standard Industrial Lease between the Registrant and Shelton
         Properties, Inc., dated October 15, 1992, with related
         addenda and amendment.(1)
10.7     Third Amendment to Lease between Registrant and Shelton
         Properties, Inc., dated March 29, 1994.(4)
10.8     Master Equipment Lease Agreement between the Registrant and
         Phoenix Leasing Incorporated, dated as of April 12, 1993,
         with related amendments.(1)
10.11**  Research and License Agreement between the Registrant and
         Amgen Inc., dated May 28, 1993.(1)
10.14    Consent and Waiver between the Registrant, Amgen Inc., and the Whitehead Institute for Biomedical Research, dated May
         28, 1993.(1)
10.15**  Collaboration Agreement between the Registrant and Pharmacia
         AB, dated March 29, 1993.(1)
10.16**  Project Agreement between the Registrant and Pharmacia AB, dated March 29, 1993.(1)
10.17    Form of Restricted Stock Purchase Agreement.(1)(2)
10.18+   Form of Indemnity Agreement entered into between the
         Registrant and its officers and directors.(1)(2)
10.19    Stock Bonus Grant Plan.(2)(3)
10.20    Financing Agreement between Hambrecht and Quist Guaranty
         Finance, L.P., dated March 29, 1994, including Security
         Agreement and Warrant Purchase Agreement of even date.(4)
10.22+   1994 Non-Employee Directors' Stock Option Plan, as amended on January 7, 1998. Incorporated by reference to Exhibit
         10.22 filed on Form 10-K filed on March 31, 1998.
10.23    Fourth Amendment to Lease dated October 15, 1992 between the
         Registrant and Shelton Properties, Inc., dated October 1,
         1994.(5)
10.24**  Collaborative Research and License Agreement between the
         Registrant and Bayer AG, dated November 28, 1994.(6)
10.25**  Research Agreement between the Registrant and Pharmacia AB, dated December 21, 1994.(5)
10.26    Form of Fifth Amendment to Lease dated October 15, 1992
         between the Registrant and Shelton Properties, Inc. dated
         August 28, 1996.(6)
10.27    Master Equipment Lease Agreement between the Registrant and
         GE Capital, dated August 18, 1995.(6)
10.28**  Collaborative Research and License Agreement between the
         Registrant and Pharmacia AB, dated August 29, 1995.(6)
10.33    Amendment to Agreement dated March 29, 1993 between the
         Registrant and Kabi Pharmacia AB, dated January 31, 1996.(9)
10.34    First Amendment to Research and License Agreement, dated May
         28, 1993, between Registrant and Amgen, Inc., dated February
         2, 1996.(9)
10.35    Research Agreement between the Registrant and Pharmacia &
         Upjohn, Inc., a Delaware corporation, dated February 29,
         1996.(9)

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
10.36    Form of Sixth Amendment to Lease dated October 15, 1992
         between the Registrant and Shelton Properties, Inc., dated
         March 29, 1996.(9)
10.37    Financing Agreement between Hambrecht and Quist Guaranty
         Finance, LLC, dated March 29, 1996, including Security
         Agreement and Warrant Purchase Agreement of even date.(9)
10.39    Standard Industrial Lease between the Registrant and The
         Equitable Life Assurance Society of the United States, dated
         August 5, 1996.(10)
10.42**  Research Collaboration and License Agreement between Merck &
         Co., Inc. and the Registrant, dated November 6, 1996.(7)
10.44    Collaborative Research and License Agreement between
         SmithKline Beecham Corporation and the Registrant, dated
         June 27, 1996.(11)
10.52    Expansion Lease by and between Health Science Properties,
         Inc. and Sequana dated as of November 20, 1995.(15)
10.53**  Collaborative Research Agreement dated as of June 30, 1995 by and between Sequana and Corange International, Ltd.(14)
10.54**  Collaborative Research Agreement dated as of June 12, 1995 by and between Sequana and Boehringer Ingelheim
         International GmbH.(14)
10.55+   Form of Indemnification Agreement between the Registrant and its officers and directors.(14)
10.59    Merger Agreement and Plan of Reorganization Agreement
         between Sequana, Sequana Merger Sub, Inc., NemaPharm, Inc.
         and the Shareholders of NemaPharm, Inc., dated July 19,
         1996.(17)
10.61**  Joint Venture Agreement among Sequana Therapeutics, Inc.,
         Memorial Sloan-Kettering Cancer Center and Genos
         Biosciences, Inc., dated January 29, 1997.(19)
10.62*   Amendment to Collaborative Research Agreement of June 12,
         1995 between Sequana and Boehringer Ingelheim International
         GmbH, dated June 19, 1997.(20)
10.63    Second Amendment to Expansion Lease by and between Sequana and Alexandria Real Estate Equities, Inc., dated as of May
         20, 1997.(20)
10.64    Agreement and Plan of Merger and Reorganization dated
         November 2, 1997, by and among the Registrant, Beagle
         Acquisition Sub, Inc., a California corporation and wholly owned subsidiary of the Registrant and Sequana.(21)
10.67*   Collaboration Agreement dated as of October 1997 by and
         between the Registrant and Bristol-Myers Squibb Company.
         Incorporated by reference to Exhibit 10-67 filed on Form
         10-K filed on March 31, 1998.
10.68*   Collaboration Agreement dated as of October 31, 1997 by and between Sequana and Warner-Lambert Company. Incorporated by reference to Exhibit 10-68 filed on Form 10-K filed on March
         31, 1998.
10.71    $750,000 Promissory Note, dated September 2, 1997, issued by
         John P. Walker, to the Registrant. Incorporated by reference to Exhibit 10-71 filed on Form 10-K filed on March 31, 1998.
10.72    Employment Agreement, dated August 29, 1997, by and between
         John Walker and the Registrant. Incorporated by reference to
         Exhibit 10-72 filed on Form 10-K filed on March 31, 1998.
10.78    1997 Equity Incentive Plan, dated January 7, 1998.(22)
10.83    Amendment to the Collaborative Research Agreement between
         Sequana and Corange International Ltd., effective June 30,
         1995, dated January 9, 1998.(24)

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
10.84*   Amendment No. 2 to the Collaborative Research Agreement
         between Sequana and Corange International Ltd., dated June
         30, 1995, effective February 23, 1998.(24)
10.86    Lease Agreement between Sequana and ARE-John Hopkins Court,
         LLC, dated as of January 7, 1998.(24)
10.87*   Termination of Collaborative Research Agreement between
         Sequana and Glaxo Wellcome, Inc., effective February 1,
         1998.(25)
10.88*   Combinatorial Chemistry Agreement between the Registrant and
         Warner-Lambert Company, dated May 15, 1998.(25)
10.89*   Collaboration Agreement by and among the Registrant and its subsidiaries, NemaPharm, Inc. and Sequana, and Roche
         Bioscience, dated June 1, 1998.(25)
10.90*   Amendment dated September 21, 1998 to the Collaboration
         Agreement between Warner-Lambert Company and Sequana, dated
         October 31, 1997.(26)
10.91    1997 Non-Officer Equity Incentive Plan.(26)
10.93*   Second Amendment to the Research Collaboration and License
         Agreement between Arris Pharmaceutical Corp. and Merck and
         Co., Inc., dated November 5, 1998.
10.94*   Collaborative Research and License Agreement between the
         Registrant and Rhone-Poulenc Rorer Pharmaceuticals, Inc.,
         dated December 11, 1998.
10.95*   Combinatorial Chemistry Agreement between the Registrant and
         Rhone-Poulenc Rorer Pharmaceuticals, Inc., dated December
         22, 1998.
10.96    Agreement, dated June 11, 1998, by and between William
         Newell and the Registrant.
10.97    Employment Agreement, dated February 26, 1999, between the
         John Walker and the Registrant.(27)
10.98    Series A Preferred Stock Purchase Agreement, dated February
         2, 1999 by and among Xyris Corporation, Bay City Capital
         Fund I and the Registrant.(27)
10.99    Third Amendment to Expansion Lease, dated August 24, 1998
         between the Registrant and ARE-11099 North Torrey Pines,
         LLC.(27)
10.100   Fourth Amendment to Expansion Lease, dated March 31, 1999
         between the Registrant and ARE-11099 North Torrey Pines,
         LLC.(27)
10.101   First Amendment to the Research Agreement, dated February
         28, 1999 between the Registrant and Pharmacia & Upjohn,
         Inc.(27)
10.102   Seventh Amendment to Standard Industrial Lease Multi-tenant, dated February 13, 1998, between Shelton Corporation and the
         Registrant.(27)
10.103   Eighth Amendment to Standard Industrial Lease Multi-tenant, dated November 18, 1998 between Shelton International
         Holdings, Inc. and the Registrant.(27)
10.104   Ninth Amendment to Standard Industrial Lease Multi-tenant, dated November 18, 1998 between Shelton International
         Holdings, Inc. and the Registrant.(27)
10.105*  Termination of Collaborative Research Agreement, dated
         February 13, 1999 between Corange International, Ltd. and
         the Registrant.(27)
10.106*  Termination Agreement dated February 5, 1999 between
         Pharmacia and Upjohn AB and the Registrant.(27)
10.107*  Combinatorial Chemistry Agreement between Axys Advanced
         Technologies, Inc. and Daiichi Pharmaceutical Co., Ltd.,
         signed June 30, 1999.(28)
10.108*  Amendment to the Collaboration Agreement between the Sequana and Boehringer Ingelheim GmH, dated June 14, 1999.(28)

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
10.109   Series A Preferred Stock Purchase Agreement dated May 14,
         1999, by and among Xyris Corporation, The North American
         Nutrition & Agribusiness Fund and the Registrant.(28)
10.110   Series A Preferred Stock Purchase Agreement dated May 14,
         1999, by and among Xyris Corporation and Missouri Soybean
         Merchandise Council and the Registrant.(28)
10.111   Fourth Amendment to Expansion Lease between Sequana and
         ARE -- 11099 North Torrey Pines, LLC, dated March 31,
         1999.(28)
10.112*  First Amendment to Lease between ARE-JOHN HOPKINS COURT LLC and Sequana, dated December 1, 1998.(28)
10.113** Combinatorial Chemistry Agreement between Axys Advanced
         Technologies, Inc. and Allergan, Inc., dated September 27,
         1999.(29)
10.114** Loan Agreement by and between Axys Pharmaceuticals, Inc. and
         Foothill Capital Corporation, dated July 26, 1999.(29)
10.115   Warrant to Purchase Common Stock, issued to Reedland Capital
         Partners, dated July 30, 1999.(29)
10.116   Registration Rights Agreement by and among the Registrant
         and Reedland Capital Partners, dated July 30, 1999.(29)
10.117   Fifth Amendment to Expansion Lease by and between the
         Registrant and Alexandria Real Estate Equities, dated
         October 1999.(29)
10.118*  Termination of Collaborative Research and License Agreement
         between Registrant and Bristol-Myers Squibb Pharmaceutical
         Research Institute dated December 31, 1999.
10.119*  Research Collaboration License Agreement between the
         Registrant and Merck & Co., Inc. dated November 18, 1999.
10.120*  Amendment to the Collaboration Agreement between the
         Registrant and Warner-Lambert Company dated October 1, 1999.
10.121   Employment Agreement, dated December 14, 1999 between
         William J. Newell and the Registrant.
10.122   Employment Agreement, dated December 14, 1999 between
         Michael C. Venuti and the Registrant.
21       Subsidiaries of the Registrant.
23.1     Consent of Ernst & Young LLP.
24.1     Power of Attorney (incorporated in the signature page of
         this Form 10-K).
27       Financial Data Schedule.

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

(27) Incorporated herein by reference to the Registrant's Registration Report on Form 10-Q for the quarter ended March 31, 1999.

(28) Incorporated herein by reference to the Registrant's Registration Report on Form 10-Q for the quarter ended June 30, 1999.

(29) Incorporated herein by reference to the Registrant's Registration Report on Form 10-Q for the quarter ended September 30, 1999.

(b) REPORTS ON FORM 8-K

     None

(c) See Exhibits listed under Item 14(a)(3).

(d) All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the noted thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2000.

                                          AXYS PHARMACEUTICALS, INC.

                                          BY:      /s/ JOHN P. WALKER
                                            ------------------------------------
                                                       John P. Walker
                                            Chairman and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints John P. Walker and Kathleen Stafford, or any of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                      DATE
                      ---------                                     -----                      ----

                 /s/ JOHN P. WALKER                        Chief Executive Officer       February 24, 2000
-----------------------------------------------------            and Director
                   John P. Walker                            (Principal executive
                                                                   officer)

                /s/ KATHLEEN STAFFORD                     Senior Vice President and      February 24, 2000
-----------------------------------------------------      Chief Financial Officer
                  Kathleen Stafford                        (Principal financial and
                                                             accounting officer)

               /s/ ANN M. ARVIN, M.D.                              Director              March 6, 2000
-----------------------------------------------------
                 Ann M. Arvin, M.D.

                /s/ VAUGHN M. KAILIAN                              Director              February 24, 2000
-----------------------------------------------------
                  Vaughn M. Kailian

              /s/ DONALD KENNEDY, PH.D.                            Director              February 24, 2000
-----------------------------------------------------
                Donald Kennedy, Ph.D.

                                                                   Director              February   , 2000
-----------------------------------------------------
                    Irwin Lerner

                /s/ ALAN C. MENDELSON                              Director              February 24, 2000
-----------------------------------------------------
                  Alan C. Mendelson

             /s/ J. LEIGHTON READ, M.D.                            Director              February 24, 2000
-----------------------------------------------------
               J. Leighton Read, M.D.