Form 10-Q
period 2000-03-31
AXYS PHARMECUETICALS INC
filed 2000-05-12
CIK 913056

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 35,252,547 as of April 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AXYS PHARMACEUTICALS, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                      PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)*
         Consolidated Balance Sheets -- March 31, 2000 and December      3
         31, 1999....................................................
         Consolidated Statements of Operations -- Three months ended     4
         March 31, 2000 and 1999.....................................
         Consolidated Statements of Cash Flows -- Three months ended     5
         March 31, 2000 and 1999.....................................
         Notes to Consolidated Financial Statements -- March 31,         6
         2000........................................................
Item 2.  Management's Discussion and Analysis of Financial Condition    10
         and Results of Operations...................................
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   14

                        PART II:  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   15
Item 2.  Changes in Securities.......................................   15
Item 3.  Defaults Upon Senior Securities.............................   15
Item 4.  Submission of Matters to a Vote of Security Holders.........   15
Item 5.  Other Information...........................................   15
Item 6.  Exhibits and Reports on Form 8-K............................   15
Signatures...........................................................   16

---------------
* The financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 8, 2000.

                         PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AXYS PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000          1999(1)
                                                              -----------    ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................   $  48,484      $  23,577
  Marketable investments....................................          --          3,080
  Accounts receivable, trade................................       4,861          4,786
  Inventory.................................................       2,072          2,258
  Prepaid expenses and other current assets.................       2,239          1,524
                                                               ---------      ---------
          Total current assets..............................      57,656         35,225
Property and equipment, net.................................      18,254         18,873
Other long-term investment..................................       1,500             --
Note receivable from officer................................         480            671
Other assets................................................         949            965
                                                               ---------      ---------
          Total Assets......................................   $  78,839      $  55,734
                                                               =========      =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   2,337      $   4,563
  Accrued compensation......................................       2,657          2,980
  Other accrued liabilities.................................       3,592          5,284
  Deferred revenue..........................................       1,327          2,083
  Current portion of capital lease and debt obligations.....      26,392         23,646
                                                               ---------      ---------
          Total current liabilities.........................      36,305         38,556
Capital lease and debt obligations, net of current
  portion...................................................          42             57
Minority interest in joint venture..........................       2,665          3,074
Stockholders' equity:
  Preferred stock...........................................          --             --
  Common stock..............................................     325,601        291,328
  Accumulated other comprehensive loss......................         (71)           (70)
  Accumulated deficit.......................................    (285,703)      (277,211)
                                                               ---------      ---------
          Total stockholders' equity........................      39,827         14,047
                                                               ---------      ---------
          Total Liabilities and Stockholders' Equity........   $  78,839      $  55,734
                                                               =========      =========

---------------
(1) The balance sheet at December 31, 1999 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Revenues
  Collaboration and license revenue.........................   $ 1,931      $ 8,662
  Product and service revenue...............................     5,060        3,142
                                                               -------      -------
          Total revenue.....................................     6,991       11,804
Operating expenses
  Cost of goods sold........................................     1,124          548
  Research and development..................................    11,301       15,925
  General and administrative................................     3,888        3,201
  Restructuring charge......................................      (545)          --
                                                               -------      -------
          Total operating expenses..........................    15,768       19,674
                                                               -------      -------
Operating loss..............................................    (8,777)      (7,870)
Interest income.............................................       161          907
Interest expense............................................      (284)        (507)
Equity interest in loss of joint venture....................        --         (563)
Minority interest...........................................       408          285
                                                               -------      -------
Net loss....................................................   $(8,492)     $(7,748)
                                                               =======      =======
Basic and diluted net loss per share........................   $  (.26)     $  (.26)
                                                               =======      =======
Shares used in computing basic and diluted net loss per
  share.....................................................    32,067       30,321
                                                               =======      =======

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $ (8,492)   $ (7,748)
Adjustments to reconcile net loss to net cash and cash
  equivalents used in operating activities:
     Non-cash restructuring charge..........................      (545)         --
     Depreciation and amortization..........................     1,953       2,743
     Gain on sale of fixed asset............................        (1)        (22)
     Equity interest in loss of joint venture...............        --         538
     Forgiveness of note receivable from officer............       191         175
     Changes in assets and liabilities:
       Accounts receivable..................................       (75)     (2,389)
       Inventory............................................       186        (331)
       Prepaid expenses and other current assets............      (715)      1,155
       Other assets.........................................        16      (1,542)
       Accounts payable.....................................    (2,226)       (370)
       Accrued compensation.................................      (323)     (1,538)
       Other accrued liabilities............................    (1,147)        (66)
       Deferred revenue.....................................      (756)     (3,891)
                                                              --------    --------
Net cash and cash equivalents used in operating
  activities................................................   (11,934)    (13,286)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
  Purchases.................................................        --      (8,235)
  Maturities................................................     3,080       9,259
Minority interest...........................................      (409)      8,510
Proceeds from sale of fixed asset...........................         5          22
Other long-term investment..................................    (1,500)         --
Purchase of property and equipment..........................    (1,338)     (2,477)
                                                              --------    --------
Net cash and cash equivalents (used in) provided by
  investing activities......................................      (162)      7,079
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock.............    34,273         651
     Proceeds from notes payable and lease financing........    20,000          --
     Principal payments on notes payable and capital
      leases................................................   (17,269)     (1,945)
                                                              --------    --------
     Net cash and cash equivalents provided by (used in)
      financing activities..................................    37,004      (1,294)
                                                              --------    --------
Effect of exchange rate change..............................        (1)         --
                                                              --------    --------
Net increase/(decrease) in cash and cash equivalents........    24,907      (7,501)
Cash and cash equivalents, beginning of period..............    23,577      36,261
                                                              --------    --------
Cash and cash equivalents, end of period....................  $ 48,484    $ 28,760
                                                              ========    ========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Reclassifications

     Certain 1999 amounts have been reclassified to conform to the March 31, 2000 presentations.

 2. EQUITY FINANCING

     In February 2000, the Company completed a private placement in which it sold an aggregate 3.5 million newly issued shares of its common stock to selected institutional and other accredited investors for $31.5 million.

 3. OTHER LONG-TERM INVESTMENT

     In March 2000, the Company entered into a collaboration agreement with a privately held biotechnology company located in San Diego, CA, to discover and develop anti-cancer compounds that induce apoptosis (programmed cell death).

     Under the terms of the collaboration agreement, each company will fund its own research as part of the collaboration. Axys will provide the privately held company with up to approximately 700,000 compounds for screening over an estimated 18-month period and Axys will provide preclinical and clinical development for any leads. The Company also made a $1.5 million equity investment in the privately held company for a minority ownership interest. The investment is carried at cost.

 4. RESTRUCTURING CHARGE

     In December 1999, the Company completed the closing of its San Diego, CA operations and relocated its oncology genomics activities to its South San Francisco headquarters. As a result of this action, a one-time charge of $7.0 million was taken during the third quarter of 1999, of which $2.2 million related to severance and other employee-related costs, $1.7 million related to facilities costs, $1.8 million related to the disposal of assets, and $1.3 million in other costs associated with the restructuring. During the first quarter of 2000, the restructuring reserve was reduced by actual cash payments and additional subleases of the San Diego facility.

                           AXYS PHARMACEUTICALS, INC.

                                 MARCH 31, 2000
                                  (UNAUDITED)

     The following table summarizes the Company's 2000 restructuring charge activity for the three months ended March 31, 2000 (in thousands):

                                                       RESERVE                            RESERVE
                                                       BALANCE                            BALANCE
                    DESCRIPTION                      AT 12/31/99    OTHER    PAYMENTS    AT 3/31/00
                    -----------                      -----------    -----    --------    ----------
Severance and benefits.............................    $(1,095)     $ --       $674        $(421)
Facilities.........................................       (748)      545         88         (115)
Contractual research commitments...................        (81)       --         81           --
                                                       -------      ----       ----        -----
          Total....................................    $(1,924)     $545       $843        $(536)
                                                       =======      ====       ====        =====

     The Company anticipates that the remaining accruals will be utilized by December 31, 2000.

 5. INVENTORY

     Inventories associated with the Company's Axys Advanced Technologies, Inc. ("AAT") subsidiary are stated at the lower of cost (first-in, first-out) or market. At March 31, 2000, inventories consisted of the following (in thousands):

Raw materials.......................  $  181
Finished goods......................   1,891
                                      ------
                                      $2,072
                                      ======

 6. PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost and consists of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                       ---------    ------------
                                                            (IN THOUSANDS)
Machinery and equipment..............................  $ 30,140       $ 29,119
Purchased software...................................     1,981          1,946
Furniture and office equipment.......................     2,728          2,702
Leasehold improvements...............................    14,620         14,614
Construction in progress.............................       466            227
                                                       --------       --------
                                                       $ 49,935       $ 48,608
Less accumulated depreciation and amortization.......   (31,681)       (29,735)
                                                       --------       --------
                                                       $ 18,254       $ 18,873
                                                       ========       ========

 7. COMPREHENSIVE LOSS

     Total comprehensive loss was ($8,493,000) and ($7,718,000) for the three months ended March 31, 2000 and 1999, respectively.

                           AXYS PHARMACEUTICALS, INC.

                                 MARCH 31, 2000
                                  (UNAUDITED)

  8. SEGMENT INFORMATION

     Segment information consists of the following:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                           2000        1999
                                                          -------    --------
                                                            (IN THOUSANDS)
Revenues:
  Drug discovery........................................  $ 1,415    $  8,509
  AAT...................................................    5,340       3,114
  Other affiliated businesses...........................      236         181
                                                          -------    --------
          Total consolidated............................  $ 6,991    $ 11,804
                                                          =======    ========
Net income (loss):
  Drug discovery........................................  $(8,405)   $ (7,821)
  AAT...................................................    2,184       1,315
  Other affiliated businesses...........................   (2,271)     (1,242)
                                                          -------    --------
          Total consolidated............................  $(8,492)   $ (7,748)
                                                          =======    ========
Assets:
  Drug discovery........................................  $65,432    $ 85,534
  AAT...................................................    9,877       6,392
  Other affiliated businesses...........................    3,530       8,851
                                                          -------    --------
          Total consolidated............................  $78,839    $100,777
                                                          =======    ========

     Other affiliated businesses represent the results of Akkadix's and PPGx's principal activities, which commenced in 1998 and 1999, respectively. The Company's ownership of Akkadix was reduced from 52% to 38% in August 1999. Therefore, Akkadix's activities are excluded above for the three months ended March 31, 2000. Both Akkadix and PPGx are funded by third parties.

 9. REVOLVING LINE OF CREDIT

     The Company has a $30.0 million revolving line of credit with Foothill Capital Corporation. The balance outstanding at March 31, 2000 was $20.0 million. The line is subject to the terms of a security agreement, and is fully secured by the Company's cash and cash equivalents, and marketable investments, if any. Interest is due on the line monthly and is computed at the reference rate for Wells Fargo Bank, which approximated 9.0% at March 31, 2000. The line is available through July 2002.

10. SUBSEQUENT EVENTS

  Sale of AAT

     In April 2000, the Company closed a definitive merger agreement to combine AAT with Discovery Partners International, Inc. ("DPI"), a privately held company. Under the terms of the agreement, AAT was merged with a subsidiary of DPI and the Company primarily received as consideration 7,425,000 shares of common stock in DPI (which represents an approximately 43% minority ownership position), $50,000 in cash, $550,000 in a form of note receivable and a warrant to purchase 200,000 additional shares of DPI at $8 per share. The Company will account for its investment in DPI under the equity method of accounting.

                           AXYS PHARMACEUTICALS, INC.

                                 MARCH 31, 2000
                                  (UNAUDITED)

     Following is the March 31, 2000 Pro Forma Condensed Consolidated Balance Sheet of Axys giving effect to the sale of AAT as if the sale had occurred on March 31, 2000:

                                                              (IN THOUSANDS)
Cash and cash equivalents...................................     $ 48,534
Other current assets........................................        2,396
                                                                 --------
          Total current assets..............................       50,930
Property and equipment, net.................................       15,229
Equity investment in affiliate..............................       41,008
Other assets................................................        3,403
                                                                 --------
          Total assets......................................     $110,570
                                                                 ========
          Total liabilities.................................     $ 39,924
          Total stockholders' equity........................       70,646
                                                                 --------
          Total liabilities and stockholders' equity........     $110,570
                                                                 ========

     Following is certain information, which is presented as Pro Forma Condensed Consolidated Statements of Operations giving effect to the sale of AAT as if the sale had occurred on January 1, 1999:

                                         THREE MONTHS ENDED         YEAR ENDED
                                              MARCH 31,            DECEMBER 31,
                                                2000                   1999
                                         -------------------    -------------------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...............................       $  1,651               $ 24,971
Operating loss.........................       $(10,894)              $(53,219)
Net loss...............................       $(10,795)              $(54,191)
Basic and diluted net loss per share...       $   (.34)              $  (1.78)

  Buy Back of Certain Technology Rights from Akkadix

     In April 2000, the Company exchanged 2,000,000 shares of Akkadix's preferred stock for the return of certain license technology rights. Subsequently, some of these rights were effectively transferred to AAT in exchange for a warrant to purchase 200,000 shares of DPI. The Company's ownership of Akkadix reduced from 38% at March 31, 2000 to approximately 27% after this exchange.

                           AXYS PHARMACEUTICALS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains both historical information and forward-looking statements that involve risks and uncertainties. Forward-looking statements include projections and other statements about events that may occur at some point in the future. The Company's actual results could differ significantly from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as under "Item 1. Business," including, "What Factors Could Cause Our Results to Differ Significantly from Those You Might Expect" and "What Matters Should Stockholders Consider with Respect to the Company?", in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

OVERVIEW

     The Company is an early-stage biopharmaceutical company focused on the discovery, development and commercialization of small molecules. The Company invests its own resources in discovering and developing therapeutics for the treatment of various types of cancer and collaborates with large pharmaceutical companies in discovering therapeutics for chronic diseases for which there are large markets.

     The Company previously formed three affiliated companies to provide capital to Axys for its drug discovery operations:

     - Axys Advanced Technologies, Inc. ("AAT"), which began operations in 1996 and was set up as a wholly owned subsidiary in 1999, markets combinatorial chemistry compounds, enabling technology and services. Financial results of AAT were consolidated into Axys' financial results through April 2000 when a merger involving AAT was consummated and AAT became a subsidiary of Discovery Partners International, Inc. ("DPI"). In conjunction with the merger, Axys received as consideration 7,425,000 shares of common stock in DPI (which represents a minority ownership position), $50,000 in cash, $550,000 note receivable and a warrant to purchase 200,000 additional shares of DPI at $8 per share.

     - Akkadix Corporation ("Akkadix"), an agricultural biotechnology company founded in 1998, is 38% owned by Axys at March 31, 2000. In April 2000, Axys exchanged shares of Akkadix's preferred stock for certain license technology rights in connection with the DPI/AAT transaction described above. The Company's ownership percentage following this exchange is approximately 27%. Akkadix has incurred losses since inception. Akkadix is separately managed and is funded by third parties. Akkadix financial results were consolidated into Axys financial results though August 1999. In September 1999, Axys' ownership in Akkadix fell below 50%. As a result, Akkadix is now accounted for under the equity method.

     - PPGx, Inc. ("PPGx"), a pharmacogenomics subsidiary founded in 1999, is 82% owned by Axys and 18% owned by PPD, Inc. ("PPD"). Financial results of PPGx are consolidated into Axys' financial results. It has incurred losses since inception, is separately managed and has been funded by third parties.

     To date, the Company has not generated any product revenue in its drug discovery programs and does not expect to generate such revenues for at least several years. The Company expects its sources of revenue, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with general and administrative expenses, are expected to result in significant operating losses for the foreseeable future. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. Axys will not receive product revenue or royalties in its drug discovery programs unless the Company or its collaborative partners complete clinical trials and successfully commercialize one or more of the Company's products. In addition, there can be no assurance that DPI, Akkadix or PPGx will ever generate funding for the Company's drug discovery operations. As of March 31, 2000, the Company had an accumulated deficit of $286 million. Included in the Company's accumulated deficit at March 31, 2000 was approximately $147 million of acquired in-process research and development from the acquisition of Khepri Pharmaceuticals, Inc. in 1995 and the acquisition of Sequana Therapeutics, Inc. in January 1998.

     The Company is subject to risks common to early-stage drug discovery and development companies, including risks inherent in its research and development efforts and clinical trials, reliance on collaborative partners, the need for future capital, enforcement of patent and proprietary rights, potential competition and uncertainty of regulatory approval. In order for a product to be commercialized, it will be necessary for the Company, and in some programs, its collaborators, to conduct preclinical tests and clinical trials to demonstrate efficacy and safety of product candidates, obtain regulatory clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. There can be no assurance that the Company will generate revenues or achieve and sustain profitability in the future.

RESULTS OF OPERATIONS

REVENUES

     Total revenue was $7.0 million for the three months ended March 31, 2000, compared to $11.8 million for the same period in 1999. Revenue is made up of two components, which are discussed below.

  Collaboration and Licensing Revenues

     The Company's collaboration and licensing revenues were $1.9 million for the three months ended March 31, 2000, compared to $8.7 million for the same period in 1999. The decrease was primarily due to wind-up of several collaborations in 1999. The collaboration and licensing revenues for the three months ended March 31, 2000 consisted of research support and license fees from four collaborative partners, compared to the research support and license fees from eight collaborative partners for the same period in 1999.

  Product and Service Revenues

     The Company's product and service revenues were $5.1 million for the three months ended March 31, 2000, compared to $3.1 million for the same period in 1999. The increase was primarily due to the increase in compound libraries shipped in the first quarter of 2000 under five AAT agreements, as well as the addition of PPGx's service revenue, compared to the compounds shipped in the first quarter of 1999 under three AAT agreements and the absence of PPGx service revenue.

  Cost of Goods Sold

     The Company's cost of goods sold was $1.1 million for the three months ended March 31, 2000, compared to $548,000 for the same period in 1999. The increase was primarily due to the greater number of compound libraries sold in the first quarter of 2000 than in the first quarter of 1999 under the AAT combinatorial chemistry agreements.

  Research and Development

     The Company's research and development expenses were $11.3 million for the three months ended March 31, 2000, compared to $15.9 million for the same period in 1999. The overall decrease for the first three months of 2000 was primarily due to the shutdown of the San Diego operations and the conclusion of several collaborations in gene identification in 1999. In addition, the Company's results for the first quarter of 2000 do not include operations of Akkadix, which is accounted for under the equity method, since the Company's ownership of Akkadix was reduced from 52% to 38% in August 1999. Research and development expenses for Akkadix for the three months ended March 31, 1999 were $209,000 and were included in the Company's research and development expenses for the first quarter of 1999. However, the decrease in research and development expenses for the first quarter of 2000 was partially offset by the increased research and development expenses of PPGx.

  General and Administrative

     The Company's general and administrative expenses were $3.9 million for the three months ended March 31, 2000, compared to $3.2 million for the same period in 1999. The increase was primarily due to the expanded activities of PPGx and the additions to AAT's general and administrative department, including sales and marketing staff, in 2000. This increase was partially offset by the reduction of general and administrative expenses due to the shutdown of the Company's San Diego operations in 1999. In addition, the amount of increase in these expenses was further lessened by the exclusion of Akkadix's results in 2000 because the Company's ownership of Akkadix had fallen from 52% to 38% in August 1999. General and administrative expenses for Akkadix for the three months ended March 31, 1999 were $174,000.

  Interest Income and Interest Expense

     Interest income was $161,000 for the three months ended March 31, 2000, compared to $907,000 for the same period in 1999. The decrease was primarily due to the decrease in average cash and investment balances during the first quarter of 2000, compared to the first quarter of 1999. Interest expense was $284,000 for the three months ended March 31, 2000, compared to $507,000 for the same period in 1999. The decrease was primarily due to the lower debt balances on the Company's revolving line of credit and capital lease arrangements during the first quarter of 2000, compared to the first quarter of 1999.

  Equity Interest in Loss of Joint Venture

     There was no equity interest in loss of joint venture for the three months ended March 31, 2000, compared to $563,000 for the same period in 1999. This account represents the Company's 38% ownership of Akkadix starting with the period that the Company's ownership fell to 38%, and a 50% ownership of a subsidiary that was written off in June 1999. The change was primarily attributed to the write-off of the 50% owned subsidiary and the discontinuance of recording the Company's pro rata share of the net losses of Akkadix as the book value of Akkadix has been reduced to zero.

  Minority Interest

     Minority interest represents a third party's share of a subsidiary's operating income (loss), where the Company owns 51% to 99% of that subsidiary. Minority interest was $408,000 for the three months ended March 31, 2000, compared to $285,000 for the same period in 1999. This amount is the result of the formation of the Company's majority owned subsidiaries, PPGx in 1999 and Akkadix in 1998. Since the Company reports all of PPGx's expenses as its expenses (see "General and Administrative" above), this one line allocates a portion of PPGx's loss to the minority shareholders, reducing the Company's operating loss. As a result of the reduction in the Company's ownership level in Akkadix to less than 50% in August 1999, Akkadix's results of operations are included in Equity Interest in Loss of Joint Venture.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private and public offerings of capital stock, corporate collaborative research agreements, and sales of combinatorial chemistry compounds. From inception through March 31, 2000, the Company realized approximately $217 million in net proceeds from offerings of its capital stock. In addition, over the same period, the Company realized approximately $206 million from its collaborative research agreements and the sale of compound libraries.

     The Company's principal sources of liquidity are its cash and cash equivalents, which totaled $48.5 million as of March 31, 2000. The Company has a $30.0 million line of credit under which $20.0 million was outstanding as of March 31, 2000. The line is available through July 2002. PPGx has an $8.0 million line of credit that is guaranteed by PPD, Inc., its minority shareholder, under which $6.0 million was outstanding as of March 31, 2000. This line is available through June 2000. The Company's cash and cash equivalents at

March 31, 2000 include the cash and cash equivalents from its wholly owned and majority owned subsidiaries, some of which is subject to certain restrictions on use. The Company's cash and cash equivalents, and marketable investments, if any, serve as security for its borrowings under its line of credit.

     Net cash used in operating activities during the three-month period ended March 31, 2000 was $11.9 million, compared to $13.3 million for the same period in 1999. The change was primarily attributable to lower operating expenses in 2000 due to the shutdown of the San Diego operations in 1999. Cash used in operating activities is expected to fluctuate from quarter to quarter depending in part upon the timing and amounts, if any, of cash received from existing and any new collaboration agreements.

     The Company also spent approximately $1.3 million for the purchase of property, plant and equipment during the three-month period ended March 31, 2000. The Company expects to acquire or lease additional equipment in connection with future research and development activities. There were no material commitments for capital expenditures outstanding at March 31, 2000. However, the Company expects to enter into agreements pertaining to the construction of a 43,000 square foot medicinal chemistry building on leased property adjacent to its corporate headquarters commencing the second quarter of 2000.

     The Company's AAT subsidiary had approximately $22.3 million of backlog from committed contracts for the sale of combinatorial chemistry libraries as of March 31, 2000. The Company's consolidated financial statements will no longer include any backlog after the sale of AAT in April 2000.

     The Company's material commitments at March 31, 2000 included its obligations to perform research under its collaboration agreements with Merck and Aventis (for which the company is fully funded from its partners), its obligations to develop, produce and deliver combinatorial compounds and transfer related technology under AAT's combinatorial chemistry agreements with Parke-Davis, Daiichi, Bristol-Myers Squibb, Aventis, and Allergan (for which the Company receives payments in excess of its costs), and its obligations under its line of credit. The Company believes that its existing cash and cash equivalents (including the proceeds of the $31.5 million stock issuance described below) are sufficient for the Company to fulfill its commitments to the lender under its line of credit, which had a $20 million balance outstanding at March 31, 2000.

     In February 2000, the Company completed a private placement of equity financing agreements for the sale of an aggregate 3.5 million newly issued shares of Axys Pharmaceuticals, Inc. common stock to selected institutional and other accredited investors for $31.5 million in gross proceeds. The Company intends to use net proceeds from this private placement for working capital and other general corporate purposes.

     The Company expects that existing cash and investments, revenues from existing collaborations, and the net proceeds from its recently completed private placement, together with debt financing which the Company believes is available to it, will enable the Company to maintain current and planned operations for a period of 15 to 21 months. The Company continues to actively pursue a variety of financing alternatives.

     In April 2000, the Company closed a definitive merger agreement to combine AAT with Discovery Partners International, Inc. ("DPI"), a privately held company. Under the terms of the agreement, AAT was merged with a subsidiary of DPI and the Company primarily received as consideration 7,425,000 shares of common stock in DPI (which represents an approximately 43% minority ownership), $50,000 in cash, $550,000 note receivable and a warrant to purchase 200,000 additional shares of DPI at $8 per share. In May 2000, DPI filed a registration statement with the Securities and Exchange Commission for a proposed public offering of its common stock. As previously announced, it is the Company's intention to monetize over time its ownership interest in DPI. However, the monetization of the Company's investment in DPI is still uncertain.

     The drug development process is expensive and the Company is at an early stage of development. Therefore, the Company expects that it will continue to need to raise money in the future until the Company achieves substantial product or royalty revenues, if ever. The Company expects that it will continue to seek additional funding from time to time through one or more of the following: new collaborations, the extension of existing collaborations, the sale of its interests in its affiliated businesses, or through public or private equity or debt financings. Furthermore, the Company may obtain funds through arrangements with collaborative partners or others that require the Company to give up rights to technologies or products that it would otherwise seek to develop or commercialize itself. The Company cannot be certain that additional funding will be available or that, if available, the terms will be acceptable. Existing stockholders will experience dilution of their investment if additional funds are raised through private or public stock sales. If adequate funds are not available, the Company may delay, reduce or eliminate any of its research or development programs.

CERTAIN BUSINESS RISKS

     The Company is at an early stage of development and will need a substantial amount of additional funding to continue to prosecute its research and development programs. The Company's technologies are, in many cases, new and all are still under development. All of its proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive and costly pre-clinical and clinical testing, as well as lengthy regulatory approval involving many complexities. The Company's research and development efforts may not be successful, its proposed products may not prove to be safe and efficacious in clinical trials, and no commercially successful products may ultimately be developed by the Company. In addition, many of the Company's currently proposed products are subject to development and licensing arrangements with its collaborators. Therefore, the Company is dependent in many cases on the research and development efforts of these collaborators. Moreover, the Company is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the proposed products covered by the collaborations. The Company has experienced significant operating losses since inception and expects to incur significant operating losses over at least the next several years. The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct these costly and time-consuming activities, which funds may not be available.

     Should the Company or its collaborators fail to perform in accordance with the terms of the applicable agreements, any consequent loss of revenue under the collaboration agreements could have a material adverse effect on the Company's business, financial condition and results of operations. The proposed products under development by the Company have never been manufactured on a commercial scale and it is possible that proposed products may not be able to be manufactured at a cost or in quantities necessary to make them commercially viable. The Company has no sales, marketing or distribution capability for its proposed products. If any of the products subject to the Company's collaborative agreements are successfully developed, the Company must rely on its collaborators to market the products. The Company cannot ensure that any collaborator's marketing efforts would be successful.

     If the Company develops any products which are not subject to its collaborative agreements, we must either rely on other pharmaceutical companies to market the products or the Company must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market the products directly. The Company cannot guarantee that these marketing efforts would be successful.

     The foregoing risks reflect the Company's early stage of development and the nature of its industry and products. Also inherent in the Company's stage of development are a number of additional risks, including competition, the substantially greater financial resources of a number of its competitors, the manufacturing challenges presented by the production of increasing numbers of combinatorial chemistry compounds, uncertainties regarding protection of patents and proprietary rights, government regulation, uncertainties related to clinical trials and health care reform and the potential volatility of its stock price. These risks and uncertainties are discussed further in "Items 1.
Business -- What Factors Could Cause Our Results to Differ Significantly from Those You Might Expect?" and "-- What Other Matters Should Stockholders Consider with Respect to the Company?" in the Company's Report on Form 10-K for the year ended December 31, 1999, filed by the Company with the Securities and Exchange Commission on March 8, 2000.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that exposes it to market risk. In addition, due to the short-term nature of the Company's financial instruments, market risk is not material.

                          PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In February 2000, the Company issued and sold 3,497,778 shares of common stock at $9.00 per share in a private placement, receiving net proceeds of approximately $29.5 million, after deducting estimated offering expenses. The Company intends to use net proceeds from this transaction for working capital and other general corporate purposes. The shares were purchased by institutional and other accredited investors. In March 2000, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register for resale of all of the shares issued in the private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A) EXHIBITS

        10.123*    Collaborative Research and License Agreement between Axys
                   Pharmaceuticals, Inc. and Cytovia, Inc., dated March 15,
                   2000.
        10.124*    Fourth Amendment to the Research Collaboration and License
                   Agreement between Arris Pharmaceuticals Corporation and
                   Merck and Co., Inc., dated March 3, 2000.
        10.125     Form of Stock Purchase Agreement between Axys
                   Pharmaceuticals, Inc. and various Investors, dated February
                   15, 2000.(1)
        27         Financial Data Schedule.

---------------
  * Confidential treatment has been requested with respect to certain portions of this exhibit.

(1) Incorporated herein by reference to the Registrant's statement on Form S-3 filed with the Securities and Exchange Commission on March 10, 2000 as
    Exhibit 10.1.

     B) REPORTS ON FORM 8-K

        On February 21, 2000, the Company filed with the Commission a Current Report on Form 8-K relating to the supplemental disclosure of financial statements for Sequana Therapeutics, Inc. for the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AXYS PHARMACEUTICALS, INC.

Date: May 12, 2000                        By: /s/ JOHN P. WALKER
                                            ------------------------------------
                                            John P. Walker
                                            Chief Executive Officer,
                                            Chairman of the Board,
                                            Director (Principal Executive
                                              Officer and
                                            Principal Financial Officer)

Date: May 12, 2000                        By: /s/ MARK B. LUCKY
                                            ------------------------------------
                                            Mark B. Lucky
                                            Controller,
                                            Director of Financial Planning &
                                              Analysis
                                            (Chief Accounting Officer)

                                 EXHIBIT INDEX

        EXHIBIT                            DESCRIPTION
        -------                            -----------
        10.123*    Collaborative Research and License Agreement between Axys
                   Pharmaceuticals, Inc. and Cytovia, Inc., dated March 15,
                   2000.
        10.124*    Fourth Amendment to the Research Collaboration and License
                   Agreement between Arris Pharmaceuticals Corporation and
                   Merck and Co., Inc., dated March 3, 2000.
        10.125     Form of Stock Purchase Agreement between Axys
                   Pharmaceuticals, Inc. and various Investors, dated February
                   15, 2000.(1)
        27         Financial Data Schedule.

---------------
  * Confidential treatment has been requested with respect to certain portions of this exhibit.

(1) Incorporated herein by reference to the Registrant's statement on Form S-3 filed with the Securities and Exchange Commission on March 10, 2000 as
    Exhibit 10.1.