Form 10-Q
period 2000-06-30
AXYS PHARMECUETICALS INC
filed 2000-08-14
CIK 913056

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 37,014,346 as of July 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AXYS PHARMACEUTICALS, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)*
         Consolidated Balance Sheets -- June 30, 2000 and December
           31, 1999..................................................    1
         Consolidated Statements of Operations -- Three and six
           months ended June 30, 2000 and 1999.......................    2
         Consolidated Statements of Cash Flows -- Six months ended
           June 30, 2000 and 1999....................................    3
         Notes to Consolidated Financial Statements -- June 30,
           2000......................................................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of
           Operations................................................    8
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   13

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   14
Item 2.  Changes in Securities.......................................   14
Item 3.  Defaults Upon Senior Securities.............................   14
Item 4.  Submission of Matters to a Vote of Security Holders.........   14
Item 5.  Other Information...........................................   14
Item 6.  Exhibits and Reports on Form 8-K............................   15
Signatures...........................................................   16

---------------
* The financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 8, 2000.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AXYS PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000          1999(1)
                                                              -----------    ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Current assets:
Cash and cash equivalents...................................   $  30,932      $  23,577
Marketable investments......................................       8,578          3,080
Accounts receivable.........................................         630          5,340
Due from affiliates.........................................       2,316             31
Inventory...................................................          --          2,258
Prepaid expenses and other current assets...................       1,463            939
                                                               ---------      ---------
          Total current assets..............................      43,919         35,225
Property and equipment, net.................................      14,456         18,873
Other long-term investment..................................      38,630             --
Note receivable from officer................................         485            671
Other assets................................................         954            965
                                                               ---------      ---------
          Total Assets......................................   $  98,444      $  55,734
                                                               =========      =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................   $   2,683      $   4,563
Accrued compensation........................................       2,327          2,980
Other accrued liabilities...................................       2,791          5,284
Deferred revenue............................................         229          2,083
Current portion of capital lease and debt obligations.......      23,780         23,646
                                                               ---------      ---------
          Total current liabilities.........................      31,810         38,556
Capital lease and debt obligations, net of current
  portion...................................................           8             57
Minority interest in joint venture..........................       2,286          3,074
Stockholders' equity:
Preferred stock.............................................          --             --
Common stock................................................     326,532        291,328
Accumulated other comprehensive income (loss)...............       2,116            (70)
Accumulated deficit.........................................    (264,308)      (277,211)
                                                               ---------      ---------
          Total stockholders' equity........................      64,340         14,047
                                                               ---------      ---------
          Total Liabilities and Stockholders' Equity........   $  98,444      $  55,734
                                                               =========      =========

---------------
(1) The balance sheet at December 31, 1999 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues
  Collaboration and license revenues..................  $  1,488   $  4,734   $  2,886   $ 13,063
  Service revenues....................................       366        162        619        342
                                                        --------   --------   --------   --------
          Total revenue...............................     1,854      4,896      3,505     13,405
Operating expenses
  Research and development............................    10,437     15,392     20,256     30,164
  General and administrative..........................     2,757      4,287      6,028      7,261
  Restructuring charge................................       (79)        --       (625)        --
                                                        --------   --------   --------   --------
          Total operating expenses....................    13,115     19,679     25,659     37,425
                                                        --------   --------   --------   --------
Operating loss........................................   (11,261)   (14,783)   (22,154)   (24,020)
Interest income.......................................       592        799        752      1,706
Interest expense......................................      (247)      (504)      (531)    (1,011)
Other.................................................       380        358        788         81
                                                        --------   --------   --------   --------
Loss from continuing operations.......................   (10,536)   (14,130)   (21,145)   (23,244)
Discontinued operations
  Income (loss) from operations of discontinued
     segment..........................................    (1,056)       916      1,061      2,283
  Gain on disposal of segment.........................    32,987         --     32,987         --
                                                        --------   --------   --------   --------
Net income (loss).....................................  $ 21,395   $(13,214)  $ 12,903   $(20,961)
                                                        ========   ========   ========   ========
Basic and diluted net loss per share from continuing
  operations..........................................  $  (0.30)  $  (0.47)  $  (0.63)  $  (0.77)
                                                        ========   ========   ========   ========
Basic and diluted net income (loss) per share from
  discontinued operations.............................  $   0.90   $   0.03   $   1.01   $   0.08
                                                        ========   ========   ========   ========
Basic and diluted net income (loss) per share.........  $   0.61   $  (0.44)  $   0.38   $  (0.69)
                                                        ========   ========   ========   ========
Shares used in computing basic and diluted net income
  (loss) per share....................................    35,289     30,359     33,678     30,340
                                                        ========   ========   ========   ========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 12,903    $(20,961)
Adjustments to reconcile net income (loss) to net cash and
  cash equivalents used in operating activities:
  Non-cash restructuring charge.............................       (79)         --
  Gain on disposal of segment...............................   (32,987)         --
  Depreciation and amortization.............................     3,709       5,131
  Equity interest in loss of joint venture..................        --         830
  Forgiveness of note receivable from officer...............       186         183
  Changes in assets and liabilities:
     Other current assets...................................     6,994      (1,104)
     Due from affiliates....................................    (2,285)       (103)
     Other long-term assets.................................      (539)     (2,164)
     Other liabilities......................................    (6,801)     (6,512)
                                                              --------    --------
Net cash and cash equivalents used in operating
  activities................................................   (18,899)    (24,700)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
  Purchases.................................................    (8,578)    (22,470)
  Maturities................................................     3,080      29,332
Minority interest...........................................      (788)     12,771
Purchase of property and equipment..........................    (2,749)     (5,254)
                                                              --------    --------
Net cash and cash equivalents provided by (used in)
  investing activities......................................    (9,035)     14,379
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................    35,204         653
Proceeds from notes payable and lease financing.............    37,525          --
Principal payments on notes payable and capital leases......   (37,440)     (3,568)
                                                              --------    --------
Net cash and cash equivalents provided by (used in)
  financing activities......................................    35,289      (2,915)
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........     7,355     (13,236)
Cash and cash equivalents, beginning of period..............    23,577      36,261
                                                              --------    --------
Cash and cash equivalents, end of period....................  $ 30,932    $ 23,025
                                                              ========    ========
Supplemental cash flow information:
     Common stock received in connection with the merger of
      AAT into DPI..........................................  $ 59,400    $     --
                                                              ========    ========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by Axys Pharmaceuticals, Inc. ("Axys" or the "Company") according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

     On April 28, 2000, the Company completed the sale of its combinatorial chemistry business, Axys Advanced Technologies, Inc. ("AAT"), to Discovery Partners International, Inc. ("DPI"). The Company reclassified operating results previously reported for the three and six months ended June 30, 1999 to reflect the results of the combinatorial chemistry business as a discontinued operation, in accordance with Accounting Principles Board Opinion No. 30 (APB 30).

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Reclassifications

     Certain 1999 amounts have been reclassified to conform to the June 30, 2000 presentations.

2. DISCONTINUED OPERATIONS

     On April 28, 2000, Axys completed the sale of AAT, its combinatorial chemistry business, to DPI. Under the terms of the agreement, AAT was merged with a subsidiary of DPI and the Company received as consideration 7,425,000 shares of common stock in DPI (which represents a minority ownership position), $50,000 in cash, $550,000 in a form of note receivable and a warrant to purchase 200,000 additional shares of DPI at $8 per share. The revenues of the combinatorial chemistry business were $5.1 million for the four months ended April 30, 2000, and $6.7 million for the six months ended June 30, 1999. The net income of the combinatorial chemistry business was $1.1 million for the four months ended April 30, 2000, and $2.3 million for the six months ended June 30, 1999.

3. DUE FROM AFFILIATES

     At June 30, 2000, due from affiliates consists of $2.0 million from DPI and $0.3 million from Akkadix, a minority-owned subsidiary. Amounts represent note receivable, advances and allocated expenses paid by Axys on behalf of affiliated companies.

4. OTHER LONG-TERM INVESTMENT

     Other long-term investment consists of the investment in DPI as part of the consideration of the merger agreement between DPI and the Company for the sale of AAT in April 2000. The investment represents an approximately 43% minority ownership interest in DPI at June 30, 2000. The Company accounts for its investment in DPI under the equity method of accounting.

                           AXYS PHARMACEUTICALS, INC.

                                 JUNE 30, 2000
                                  (UNAUDITED)

5. RESTRUCTURING CHARGE

     In December 1999, the Company completed the closing of its San Diego, CA operations and had finished the relocation of its oncology genomics activities to its South San Francisco headquarters. As a result of this action, a one-time charge of $7.0 million was recorded during the third quarter of 1999, of which $2.2 million related to severance and other employee-related costs, $1.7 million related to facilities costs, $1.8 million related to the disposal of assets, and $1.3 million in other costs associated with the restructuring. During the second quarter of 2000, the restructuring reserve was reduced by actual cash payments and favorable resolution of lease commitments.

     The following table summarizes the Company's 2000 restructuring charge activity for the six months ended June 30, 2000 (in thousands):

                                                       RESERVE                            RESERVE
                                                       BALANCE                            BALANCE
                    DESCRIPTION                      AT 12/31/99    OTHER    PAYMENTS    AT 6/30/00
                    -----------                      -----------    -----    --------    ----------
Severance and benefits.............................    $(1,095)     $ 79      $  821       $(195)
Facilities.........................................       (748)      546         202          --
Contractual research commitments...................        (81)       --          81          --
                                                       -------      ----      ------       -----
          Total....................................    $(1,924)     $625      $1,104       $(195)
                                                       =======      ====      ======       =====

     The Company anticipates that the remaining accruals will be utilized by December 31, 2000.

6. COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) was $23,582,000 and $15,089,000 for the three and six months ended June 30, 2000, respectively, and $(13,353,000) and $(21,186,000) for the three and six months ended June 30, 1999, respectively.

7. SEGMENT INFORMATION

     Prior to April 28, 2000, the Company operated in three business segments: drug discovery, combinatorial chemistry and other affiliated businesses. The drug discovery segment focused its own resources on discovering and developing therapeutics for the treatment of various types of cancer and collaborates with large pharmaceutical companies in discovering therapeutics for chronic diseases. The combinatorial chemistry segment was AAT, a wholly owned subsidiary that marketed combinatorial chemistry compounds, enabling technology and services. The other affiliated businesses segment consisted of PPGx, Inc. ("PPGx"), a 82% owned subsidiary that engaged in the business of providing pharmacogenomic (the science of how genetic variations among individuals affects drug safety and efficacy) products and services to the pharmaceutical and biotechnology industries, and Akkadix Corporation ("Akkadix"), an approximately 26% owned subsidiary in the agricultural biotechnology business. The segments were strategic business units managed separately, based on the differences in the technologies of their respective product lines. On April 28, 2000, the Company completed the sale of its combinatorial chemistry business, AAT to DPI. All financial results related to the combinatorial chemistry business are accounted for as discontinued operations in accordance with APB 30.

     The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. The Company does not currently have a measure of interest income or interest expense by business segment.

                           AXYS PHARMACEUTICALS, INC.

                                 JUNE 30, 2000
                                  (UNAUDITED)

     The table below details the segment information prior to the sale of the combinatorial chemistry business, with a reconciling column to reflect totals related to continuing operations.

                                                              BUSINESS SEGMENTS
                                      -----------------------------------------------------------------
                                                               OTHER                         CONTINUING
                                        DRUG                 AFFILIATED                      OPERATIONS
                                      DISCOVERY     AAT      BUSINESSES    RECONCILIATION      TOTAL
                                      ---------    ------    ----------    --------------    ----------
SIX MONTHS ENDED JUNE 30, 2000
Revenue.............................  $  2,923     $5,071     $   582         $(5,071)        $  3,505
Income (loss).......................   (16,767)     1,061      (4,378)         (1,061)         (21,145)
Identifiable assets.................    94,381      7,758       4,063          (7,758)          98,444
SIX MONTHS ENDED JUNE 30, 1999
Revenue.............................  $ 13,063     $6,726     $   342         $(6,726)        $ 13,405
Income (loss).......................   (19,628)     2,283      (3,616)         (2,283)         (23,244)
Identifiable assets.................    69,349      7,148      12,924              --           89,421

     Other affiliated businesses represent the results of Akkadix's and PPGx's principal activities, which commenced in 1998 and 1999, respectively. The Company's ownership of Akkadix was reduced to a level below 50% in August 1999. Therefore, Akkadix's activities are excluded above for the six months ended June 30, 2000. Both Akkadix and PPGx have been funded by third parties.

8. REVOLVING LINE OF CREDIT

     The Company has a $30.0 million revolving line of credit with Foothill Capital Corporation. The balance outstanding at June 30, 2000 was $14.5 million. The line is subject to the terms of a security agreement, and is fully secured by the Company's cash and cash equivalents, and marketable investments. Interest is due on the line monthly and is computed at the reference rate for Wells Fargo Bank, which approximated 9.5% at June 30, 2000. The line is available through July 2002.

     PPGx, Inc. increased its revolving line of credit from $8.0 million to $9.0 million during the second quarter of 2000. This line is guaranteed by PPD, Inc. ("PPD"), a minority owner of PPGx. Interest is accrued monthly and is computed at the LIBOR rate, which approximated 6.78% at June 30, 2000. The amount outstanding on this line as of June 30, 2000 was $9.0 million. The balance of any unpaid principal and interest is due November 2000.

9. SUBSEQUENT EVENTS

  Equity Financing

     On July 21, 2000, the Company completed an offering of $10 million of its common stock, par value $.001 per share, under its effective shelf registration statement relating to the offer and sale by the Company of its common stock pursuant to a common stock purchase agreement, dated as of July 21, 2000 between the Company and Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington"). The shares of common stock were sold at a price of $6.10 per share, based on a negotiated discount from the daily volume weighted average price of the Company's common stock on July 20, 2000. Pursuant to the common stock purchase agreement, the Company may, from time to time, and at its own discretion, issue and sell to Acqua Wellington up to an additional $40 million of common stock, subject to customary conditions, at a price per share based on the daily volume weighted average price of the Company's common stock over a certain period of time less a discount ranging from 4.5% to 6.0% over the fifteen month period beginning July 21, 2000. In

                           AXYS PHARMACEUTICALS, INC.

                                 JUNE 30, 2000
                                  (UNAUDITED)

addition, the Company may also grant to Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Company's common stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $40 million described above.

  Discovery Partners International, Inc. Initial Public Offering

     On July 27, 2000, DPI effected an initial public offering ("IPO") of its common stock and commenced trading on the Nasdaq under the symbol "DPII". Prior to the IPO, Axys owned 7,425,000 shares of DPI common stock, which represented approximately 43% of the outstanding shares. DPI sold 5 million shares of its common stock in its IPO at a price of $18 per share, raising gross proceeds of approximately $90 million. This reduced the Company's ownership in DPI to approximately 33% after the IPO. As of August 9, 2000, Axys' investment in DPI has a value of approximately $142 million.

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

     The Company formed three affiliated companies to provide capital to Axys for its drug discovery operations:

     - Axys Advanced Technologies, Inc. ("AAT"), which began operations in 1996 and was set up as a wholly owned subsidiary in 1999, marketed combinatorial chemistry compounds, enabling technology and services. On April 28, 2000, Axys completed the sale of this business as discussed further in "Discontinued Operations". As a result of the sale of AAT, at June 30, 2000, the Company owns approximately 43% of the outstanding common stocks of Discovery Partners International, Inc. ("DPI"), a chemistry services business.

     - Akkadix Corporation ("Akkadix"), an agricultural biotechnology company founded in 1998, was approximately 26% owned by Axys at June 30, 2000. Akkadix has incurred losses since inception and is separately managed and has been funded by third parties.

     - PPGx, Inc. ("PPGx"), a pharmacogenomics subsidiary founded in 1999, is 82% owned by Axys and 18% owned by PPD, Inc. ("PPD"). Financial results of PPGx are consolidated into Axys' financial results. It has incurred losses since inception, is separately managed and has been funded by third parties.

     On July 21, 2000, the Company completed an offering of $10 million of its common stock, par value $.001 per share, under its effective shelf registration statement relating to the offer and sale by the Company of its common stock pursuant to a common stock purchase agreement, dated as of July 21, 2000 between the Company and Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington"). The shares of common stock were sold at a price of $6.10 per share, based on a negotiated discount from the daily volume weighted average price of the Company's common stock on July 20, 2000. Pursuant to the common stock purchase agreement, the Company may, from time to time, and at its own discretion, issue and sell to Acqua Wellington up to an additional $40 million of common stock, subject to customary conditions, at a price per share based on the daily volume weighted average price of the Company's common stock over a certain period of time less a discount ranging from 4.5% to 6.0% over the fifteen month period beginning July 21, 2000. In addition, the Company may also grant to Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Company's common stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $40 million described above.

     In May 2000, Bayer AG ("Bayer"), a collaboration partner of the Company, decided to discontinue development of the compound known as BAY 44-3428. Bayer had previously selected BAY 44-3428 for development as an oral treatment for asthma based on the demonstrated in vivo efficacy of the compound in primate models of asthma. Bayer's decision to discontinue development of BAY 44-3428 was based on its view that the toxicological properties of this specific compound precluded advancement into clinical development. However, Bayer's decision did not affect Axys' Phase II clinical trial of APC 2059, a tryptase inhibitor currently being developed for the treatment of inflammatory bowel disease. After completing a planned interim data analysis of its Phase II clinical study of APC 2059 for the treatment of ulcerative colitis, the Company decided to continue the Phase II study to its defined clinical endpoints later this year. APC 2059, which is a second generation tryptase inhibitor developed in the collaboration with Bayer, is from a chemically distinct class of compounds from the third generation compound BAY 44-3428, and does not demonstrate the toxicological properties that were found with BAY 44-3428. The Company previously demonstrated proof of principle for tryptase as a target in inflammation in two Phase II trials of a first generation compound, APC 366. Those trials, completed in the United Kingdom, demonstrated that APC 366 could alleviate symptoms associated with allergen-induced asthma, with statistically significant results in the reduction of the late airway response as measured against both baseline and placebo.

     To date, the Company has not generated any product revenue in its drug discovery programs and does not expect to generate such revenues for at least several years. The Company expects its sources of revenue, if any, for the next several years to consist of payments under corporate partnerships and interest income. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with general and administrative expenses, are expected to result in significant operating losses for the foreseeable future. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. Axys will not receive product revenue or royalties in its drug discovery programs unless the Company or its collaborative partners complete clinical trials and successfully commercialize one or more of the Company's products. In addition, there can be no assurance that DPI, Akkadix or PPGx will ever generate funding for the Company's drug discovery operations. As of June 30, 2000, the Company had an accumulated deficit of $264 million. Included in the Company's accumulated deficit at June 30, 2000 was approximately $147 million of acquired in-process research and development from the acquisition of Khepri Pharmaceuticals, Inc. in 1995 and the acquisition of Sequana Therapeutics, Inc. in January 1998.

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

RESULTS OF OPERATIONS

  Collaboration and Licensing Revenues

     The Company's collaboration and licensing revenues were $1.5 million and $2.9 million for the three and six months ended June 30, 2000, respectively, compared to $4.7 million and $13.1 million for the comparable periods in 1999. The decrease was primarily due to wind-up of several collaborations in gene identification in 1999. The collaboration and licensing revenues for the three and six months ended June 30, 2000 consisted of research support and license fees from two collaborative partners, compared to the research support and license fees from eight collaborative partners for the comparable periods in 1999.

  Service Revenues

     The Company's service revenues were $366,000 and $619,000 for the three and six months ended June 30, 2000, respectively, compared to $162,000 and $342,000 for the comparable periods in 1999. The increase was primarily due to the increase in PPGx's service revenue.

  Research and Development

     The Company's research and development expenses were $10.4 million and $20.3 million for the three and six months ended June 30, 2000, respectively, compared to $15.4 million and $30.2 million for the comparable periods in 1999. The overall decrease in 2000 was primarily due to the shutdown of the Company's San Diego operations and the conclusion of several collaborations in gene identification in 1999.

  General and Administrative

     The Company's general and administrative expenses were $2.8 million and $6.0 million for the three and six months ended June 30, 2000, respectively, compared to $4.3 million and $7.3 million for the comparable periods in 1999. The overall decrease in 2000 was primarily due to the shutdown of the Company's San Diego operations in 1999.

  Interest Income and Interest Expense

     Interest income was $592,000 and $752,000 for the three and six months ended June 30, 2000, respectively, compared to $799,000 and $1.7 million for the comparable periods in 1999. The decrease was primarily due to the decrease in average cash and investment balances for the respective periods. Interest expense was $247,000 and $531,000 for the three and six months ended June 30, 2000, respectively, compared to $504,000 and $1.0 million for the comparable periods in 1999. The decrease was primarily due to the lower debt balances on the Company's revolving line of credit and capital lease arrangements.

  Income from Operations of Discontinued Segment

     Income from operations of discontinued segment was $1.1 million for the six months ended June 30, 2000, compared to $2.3 million for the comparable period in 1999. The decrease was primarily due to reporting four months of operations of AAT in 2000 because of the merger of AAT into DPI on April 28, 2000, compared to six months of operations in 1999.

  Discontinued Operations

     On April 28, 2000, the Company completed the sale of its combinatorial chemistry business, AAT to DPI. Total revenues on the discontinued operations were $5.1 million for the six months ended June 30, 2000, compared to $6.7 million for the comparable period in 1999. The net income on the discontinued operations was $1.1 million for the six months ended June 30, 2000, compared to $2.3 million for the comparable period in 1999. The Company also recorded a gain of $33.0 million on the merger of AAT into DPI. Additional gain totaling $21.6 million from the sale of AAT to DPI will be recognized by Axys as its ownership interest in DPI diminishes as a result of (1) the sale of Axys' shares in DPI, or (2) the dilution of Axys' ownership interest in DPI. Financial results of AAT were consolidated with Axys' financial results through April 2000 when a merger involving AAT was consummated and AAT became a subsidiary of DPI. In conjunction with the merger, Axys received as consideration 7,425,000 shares of common stock in DPI (which represents a minority ownership position), $50,000 in cash, $550,000 note receivable and a warrant to purchase 200,000 additional shares of DPI at $8 per share. In July 2000, DPI effected an initial public offering of its common stock and began trading on Nasdaq under the symbol "DPII". The Company's former combinatorial chemistry business has been accounted for as a discontinued operation and prior period results have been reclassified to report only continuing operations. DPI has been accounted for under the equity method starting in May 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private and public offerings of capital stock, corporate collaborative research agreements, and sales of combinatorial chemistry compounds. From inception through June 30, 2000, the Company realized approximately $217.4 million in net proceeds from offerings of its capital stock. In addition, over the same period, the Company realized approximately $207.6 million from its collaborative research agreements and the sale of compound libraries by AAT.

     The Company's principal sources of liquidity are its cash and investments, which totaled $39.5 million as of June 30, 2000. The Company has a $30.0 million line of credit under which $14.5 million was outstanding as of June 30, 2000. The line is available subject to customary conditions through July 2002. PPGx has a $9.0 million line of credit that is guaranteed by PPD, its minority shareholder, under which $9.0 million was outstanding as of June 30, 2000. The Company's cash and investments at June 30, 2000 include the balances from PPGx, its majority owned subsidiary, some of which is subject to certain restrictions on use. The Company's cash and cash equivalents serve as security for its borrowings under its line of credit.

     The Company's marketable investments at June 30, 2000 include approximately 70,912 shares of Maxim Pharmaceuticals, Inc. stock (a publicly traded company). These shares are subject to a lock-up arrangement that restricts Axys' ability to sell them, which expires over a twelve month period, beginning March 2000, at a rate of 25% per quarter.

     Net cash used in operating activities during the six months ended June 30, 2000 was $18.9 million, compared to $24.7 million for the comparable period in 1999. The change was primarily attributable to lower operating expenses in 2000 due to the shutdown of the Company's San Diego operations in 1999. Cash used in operating activities is expected to fluctuate from quarter to quarter depending in part upon the timing and amounts, if any, of cash received from existing and any new collaboration agreements.

     The Company also spent approximately $2.7 million for the purchase of property, plant and equipment during the six months ended June 30, 2000. The Company expects to acquire or lease additional equipment in connection with future research and development activities. There were no material commitments for capital expenditures outstanding at June 30, 2000. However, the Company expects to enter into agreements pertaining to the construction of a 43,000 square foot medicinal chemistry building on leased property adjacent to its corporate headquarters commencing the third quarter of 2000.

     The Company's material commitments at June 30, 2000 included its obligations to perform research under its collaboration agreements with Merck and Aventis (for which the Company is fully funded by its partners) and its obligations under its line of credit. The Company believes that its existing cash and investments (including the proceeds of the $10.0 million stock issuance described below and the investment in DPI also described below) are sufficient for the Company to fulfill its commitments to the lender under its line of credit, which had a $14.5 million balance outstanding at June 30, 2000.

     On July 21, 2000, the Company completed an offering of $10 million of its common stock, par value $.001 per share, under its effective shelf registration statement relating to the offer and sale by the Company of its common stock pursuant to a common stock purchase agreement, dated as of July 21, 2000 between the Company and Acqua Wellington. The shares of common stock were sold at a price of $6.10 per share, based on a negotiated discount from the daily volume weighted average price of the Company's common stock on July 20, 2000. Pursuant to the common stock purchase agreement, the Company may, from time to time, and at its own discretion, issue and sell to Acqua Wellington up to an additional $40 million of common stock, subject to customary conditions, at a price per share based on the daily volume weighted average price of the Company's common stock over a certain period of time less a discount ranging from 4.5% to 6.0% over the fifteen month period beginning July 21, 2000. In addition, the Company may also grant to Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Company's common stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $40 million described above.

     Axys acquired its interest in DPI in connection with the April 2000 merger of AAT, the Company's combinatorial chemistry business, into DPI. In July 2000, DPI effected an initial public offering ("IPO") of its common stock and commenced trading on the Nasdaq under the symbol "DPII". Prior to the IPO, Axys owned 7,425,000 shares of DPI common stock, which represented approximately 43% of the outstanding shares. DPI sold 5 million shares of its common stock in its IPO at a price of $18 per share, raising gross proceeds of approximately $90 million. This reduced the Company's ownership in DPI to approximately 33% after the IPO. As of August 9, 2000, Axys' investment in DPI has a value of approximately $142 million.

     The Company expects that existing cash and investments will enable the Company to maintain current and planned operations for the foreseeable future. The Company continues to actively pursue a variety of financing alternatives.

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

     The foregoing risks reflect the Company's early stage of development and the nature of its industry and products. Also inherent in the Company's stage of development are a number of additional risks, including competition, the substantially greater financial resources of a number of its competitors, uncertainties regarding protection of patents and proprietary rights, government regulation, uncertainties related to clinical trials and health care reform and the potential volatility of its stock price. These risks and uncertainties are discussed further in "Items 1. Business -- What Factors Could Cause Our Results to Differ Significantly

From Those You Might Expect?" and "-- What Other Matters Should Stockholders Consider with Respect to the Company?" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed by the Company with the Securities and Exchange Commission on March 8, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not hold derivative financial investments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that exposes it to market risk. In addition, due to the short-term nature of the Company's financial instruments, market risk is not material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     In July 2000, the Company issued and sold under its effective shelf registration statement 1.639 million shares of common stock at $6.10 per share for an aggregate of $10 million in proceeds. The Company intends to use the proceeds from this transaction for operating costs, including the Company's ongoing oncology research programs and other general corporate purposes. The shares were purchased by Acqua Wellington pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2000 Annual Meeting of Stockholders was held on Wednesday, May 24, 2000. Stockholders were asked (i) to elect directors to serve for the ensuing year and until their successors are elected; (ii) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending December 31, 2000; and (iii) to approve an additional 1,500,000 shares of common stock under the Company's 1997 Equity Incentive Plan.

     All of the matters were approved by the stockholders of the Company. The number of shares voted for, against and withheld for each matter were:

                                                         IN FAVOR     WITHHELD
                                                        ----------    --------
Election of Directors:
  John P. Walker......................................  26,418,140    307,750
  Ann M. Arvin, M.D. .................................  26,458,944    266,946
  Vaughn M. Kailian...................................  26,448,476    277,414
  Donald Kennedy, Ph.D. ..............................  26,432,902    292,988
  Irvin Lerner........................................  26,419,893    305,997
  Alan Mendelson, J.D. ...............................  26,449,173    276,717
  J. Leighton Read, M.D. .............................  26,460,977    264,913

                                                FOR         AGAINST     ABSTAIN    BROKER NON-VOTES
                                             ----------    ---------    -------    ----------------
Selection of Ernst & Young LLP.............  26,571,726      105,607    48,557        6,386,613
Additional 1,500,000 shares of common stock
  under the Company's 1997 Equity Incentive
  Plan.....................................  21,879,278    4,749,942    96,670        6,386,613

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

    10.126   Agreement and Plan of Merger by and among Discovery Partners
             International, Inc., DPII Newco, LLC, Axys Advanced
             Technologies, Inc. and Axys Pharmaceuticals, Inc., dated
             April 11, 2000. (1)
    10.127*  Amendment No. 1 to the Collaborative Research and License
             Agreement between the Registrant and Rhone-Poulenc Rorer
             Pharmaceuticals, Inc., dated June 2, 2000.
    27       Financial Data Schedule.

---------------
 * Confidential treatment has been requested with respect to certain portions of this exhibit.

(1) Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2000.

     (b) REPORTS ON FORM 8-K

     On May 15, 2000, the Company filed with the Commission a Current Report on Form 8-K relating the sale of Axys Advanced Technologies, Inc., the Company's wholly-owned subsidiary, to Discovery Partners International, Inc. on April 28, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AXYS PHARMACEUTICALS, INC.

Date: August 14, 2000                                               By:              /s/ JOHN P. WALKER
                                                            ----------------------------------------------------
                                                                               John P. Walker
                                                          Chief Executive Officer, Chairman of the Board, Director
                                                              (Principal Executive Officer and Principal Financial
                                                                                    Officer)

Date: August 14, 2000                                               By:               /s/ MARK B. LUCKY
                                                            ----------------------------------------------------
                                                                               Mark B. Lucky
                                                           Controller, Director of Financial Planning & Analysis
                                                                           (Chief Accounting Officer)

                                 EXHIBIT INDEX

    EXHIBIT
    -------                           DESCRIPTION
    10.126    Agreement and Plan of Merger by and among Discovery Partners
              International, Inc., DPII Newco, LLC, Axys Advanced
              Technologies, Inc. and Axys Pharmaceuticals, Inc., dated
              April 11, 2000. (1)
    10.127*   Amendment No. 1 to the Collaborative Research and License
              Agreement between the Registrant and Rhone-Poulenc Rorer
              Pharmaceuticals, Inc., dated June 2, 2000.
    27        Financial Data Schedule.

---------------
 * Confidential treatment has been requested with respect to certain portions of this exhibit.

(1) Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2000.