Form 10-Q
period 2000-09-30
AXYS PHARMECUETICALS INC
filed 2000-11-14
CIK 913056

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 37,142,691 as of October 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AXYS PHARMACEUTICALS, INC.

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)*
         Consolidated Balance Sheets -- September 30, 2000 and
         December 31, 1999...........................................    1
         Consolidated Statements of Operations -- Three and nine
         months ended September 30, 2000 and 1999....................    2
         Consolidated Statements of Cash Flows -- Nine months ended
         September 30, 2000 and 1999.................................    3
         Notes to Consolidated Financial Statements -- September 30,
         2000........................................................    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   14

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   15
Item 2.  Changes in Securities.......................................   15
Item 3.  Defaults Upon Senior Securities.............................   15
Item 4.  Submission of Matters to a Vote of Security Holders.........   15
Item 5.  Other Information...........................................   15
Item 6.  Exhibits and Reports on Form 8-K............................   15
Signatures...........................................................   16

---------------
* The financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 8, 2000.

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AXYS PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000           1999(1)
                                                              -------------    ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS)
CURRENT ASSETS:
Cash and cash equivalents...................................    $  40,008       $  23,577
Marketable investments......................................       11,307           3,080
Accounts receivable.........................................        1,163           5,340
Due from affiliates.........................................        3,195              31
Prepaid expenses and other current assets...................        2,635           3,197
                                                                ---------       ---------
          Total current assets..............................       58,308          35,225
Property and equipment, net.................................       13,492          18,873
Investment in equity method investee........................       40,370              --
Debt issuance costs.........................................        7,068              --
Other assets................................................        1,585           1,636
                                                                ---------       ---------
          Total Assets......................................    $ 120,823       $  55,734
                                                                =========       =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................    $   1,852       $   4,563
Accrued compensation........................................        1,932           2,980
Other accrued liabilities...................................        2,905           7,367
Current portion of capital lease and debt obligations.......        9,499          23,646
                                                                ---------       ---------
          Total current liabilities.........................       16,188          38,556
Debt obligations, net of current portion....................       26,000              --
Capital lease obligations, net of current portion...........        2,500              57
Minority interest in joint venture..........................        1,918           3,074
STOCKHOLDERS' EQUITY:
Common stock................................................      343,171         291,328
Accumulated other comprehensive income (loss)...............        2,072             (70)
Accumulated deficit.........................................     (271,026)       (277,211)
                                                                ---------       ---------
          Total stockholders' equity........................       74,217          14,047
                                                                ---------       ---------
          Total Liabilities and Stockholders' Equity........    $ 120,823       $  55,734
                                                                =========       =========

---------------
(1) The balance sheet at December 31, 1999 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   -------------------    --------------------
                                                    2000        1999        2000        1999
                                                   -------    --------    --------    --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues
  Collaboration and license revenues.............  $ 2,611    $  4,493    $  5,496    $ 17,556
  Service revenues...............................      589         304       1,209         646
                                                   -------    --------    --------    --------
          Total revenue..........................    3,200       4,797       6,705      18,202
Operating expenses Research and development......    8,573      13,703      28,829      44,771
  General and administrative.....................    3,737       4,337       9,765      10,693
  Restructuring charge...........................       --       7,008        (625)      7,008
                                                   -------    --------    --------    --------
          Total operating expenses...............   12,310      25,048      37,969      62,472
                                                   -------    --------    --------    --------
Operating loss...................................   (9,110)    (20,251)    (31,264)    (44,270)
Interest income..................................      458         785       1,212       2,449
Interest expense.................................     (531)       (842)     (1,062)     (1,843)
Other............................................      672        (679)      1,458        (567)
                                                   -------    --------    --------    --------
Loss from continuing operations..................   (8,511)    (20,987)    (29,656)    (44,231)
Discontinued operations Income from operations of
  discontinued segment...........................       --       1,047       1,061       3,329
  Gain on disposal of segment....................    1,793          --      34,780          --
                                                   -------    --------    --------    --------
Net (loss) income................................  $(6,718)   $(19,940)   $  6,185    $(40,902)
                                                   =======    ========    ========    ========
Basic and diluted net loss per share from
  continuing operations..........................  $ (0.23)   $  (0.69)   $  (0.86)   $  (1.46)
                                                   =======    ========    ========    ========
Basic and diluted net income per share from
  discontinued operations........................  $  0.05    $   0.03    $   1.03    $   0.11
                                                   =======    ========    ========    ========
Basic and diluted net (loss) income per share....  $ (0.18)   $  (0.66)   $   0.18    $  (1.35)
                                                   =======    ========    ========    ========
Shares used in computing basic and diluted net
  (loss) income per share........................   36,603      30,359      34,653      30,340
                                                   =======    ========    ========    ========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  6,185    $(40,902)
Adjustments to reconcile net income (loss) to net cash and
  cash equivalents used in operating activities:
  Non-cash restructuring charge.............................       (79)      2,920
  Gain on disposal of segment...............................   (34,780)         --
  Write off of investment in Genos..........................        --       1,072
  Depreciation and amortization.............................     5,715       8,419
  Loss (Gain) on disposal of fixed assets...................       188        (178)
  (Gain) on disposal of marketable security.................      (712)         --
  Equity interest in loss of joint venture..................       409         836
  Forgiveness of note receivable from officer...............       186         183
  Changes in assets and liabilities:
    Accounts receivable.....................................     4,177      (2,030)
    Due from affiliates.....................................    (3,262)         --
    Other current assets....................................       562       1,151
    Other long-term assets..................................    (1,548)       (135)
    Other liabilities.......................................    (8,142)     (2,788)
                                                              --------    --------
         Net cash and cash equivalents used in operating
          activities........................................   (31,101)    (31,452)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
  Purchases.................................................   (11,835)    (76,569)
  Maturities................................................     5,375      73,846
Minority interest...........................................    (1,156)      3,043
Proceeds from sale of marketable securities.................     1,087          --
Net cash proceeds from sale of AAT to DPI...................       600          --
Proceeds from sale of property and equipment................        14         255
Transaction costs on disposal of segment....................    (1,816)         --
Net purchase of property and equipment......................    (5,177)     (8,866)
                                                              --------    --------
Net cash and cash equivalents (used in) investing
  activities................................................   (12,908)     (8,291)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................    46,144         938
Proceeds from notes payable and capital lease financing.....    66,375      32,308
Principal payments on notes payable and capital leases......   (52,079)    (25,665)
                                                              --------    --------
         Net cash and cash equivalents provided by financing
          Activities........................................    60,440       7,581
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........    16,431     (32,162)
Cash and cash equivalents, beginning of period..............    23,577      36,261
                                                              --------    --------
Cash and cash equivalents, end of period....................  $ 40,008    $  4,099
                                                              ========    ========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by Axys Pharmaceuticals, Inc. ("Axys" or the "Company") according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

     On April 28, 2000, the Company completed the sale of its combinatorial chemistry business, Axys Advanced Technologies, Inc. ("AAT"), to Discovery Partners International, Inc. (Nasdaq: DPII "DPI"). The Company reclassified operating results previously reported for the three and nine months ended September 30, 1999 to reflect the results of the combinatorial chemistry business as a discontinued operation, in accordance with Accounting Principles Board Opinion No. 30 (APB 30).

     These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Reclassifications

     Certain 1999 amounts have been reclassified to conform to the September 30, 2000 presentations.

 2. ISSUANCE OF CONVERTIBLE SECURED DEBT

     On September 22, 2000, Axys issued $26,000,000 in Senior Secured Convertible Notes (the "Notes"), which bear interest at 8% per annum. Interest is payable quarterly and may be paid in cash or in shares of Axys' common stock at Axys' sole discretion. The Notes are convertible into the Company's common stock with a conversion price of $7.06 per share. The Notes are secured by shares of DPI held by Axys. Axys retains the right to substitute other appropriate collateral.

     In connection with these notes, the Company issued warrants to purchase an aggregate of 1,841,360 of the Company's common stock. These warrants have an exercise price per share ranging from $8.82 to $10.59, and expire October 1, 2004. The fair value of these warrants (using the Black-Sholes option-pricing model to value the warrants), of $5.7 million is treated as debt issuance costs of the Notes, and was capitalized and is being amortized to interest expense using the effective interest method over the life of the debt. These debt issuance costs along with other related issuance costs are presented as debt issuance costs, net of amortization, of $7.1 million on the accompanying consolidated balance sheet as of September 30, 2000.

 3. EQUITY FINANCING

     On July 21, 2000, the Company completed the sale of $10 million of its common stock, par value $.001 per share, under its effective shelf registration statement. 1,639,345 shares of common stock were sold at a price of $6.10 per share, resulting in net proceeds of $10 million under the Company's effective shelf registration statement. Pursuant to a common stock purchase agreement, the Company may, from time to time, and at its own discretion, issue and sell up to an additional $40 million of common stock, subject to

                           AXYS PHARMACEUTICALS, INC.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

certain conditions, at a price per share based on the daily volume weighted average price of the Company's common stock over a certain period of time less a discount ranging from 4.5% to 6.0% over the fifteen month period beginning July 21, 2000. For information related to this financing see our registration statements dated April 28 and July 20, 2000 on file with the Securities and Exchange Commission.

 4. DISCONTINUED OPERATIONS

     On April 28, 2000, Axys completed the sale of AAT, its combinatorial chemistry business, to DPI. Under the terms of the agreement, AAT was merged with a subsidiary of DPI and the Company received as consideration 7,425,000 shares of common stock of DPI (fair value of $8 per share on the date of acquisition), $50,000 in cash, $550,000 in the form of a note receivable and a warrant to purchase 200,000 additional shares of DPI at $8 per share. The revenues of the combinatorial chemistry business were $5.1 million for the four months ended April 30, 2000, and $10.9 million for the nine months ended September 30, 1999. The net income of the combinatorial chemistry business was $1.1 million for the four months ended April 30, 2000, and $3.3 million for the nine months ended September 30, 1999.

     As a result of the sale of AAT, the Company's combinatorial chemistry business has been presented as discontinued operations for the nine months ended September 30, 1999 and through April 30, 2000. The results of operations for the discontinued segment are included in discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 1999.

 5. DUE FROM AFFILIATES

     At September 30, 2000 due from affiliates consists of $2.3 million in loans due from its 23% owned affiliate, Akkadix Corporation, and $0.9 million due from DPI. The loans to Akkadix bear interest at a rate of 8% per year. All unpaid principal together with all accrued but unpaid interest are due and payable to the Company at the earlier of August 22, 2001 or the first business day immediately following such date as the Company receives any cash totaling $8 million or more. Also, Axys has the right to convert $2 million of the loans into Series E Preferred Stock in Akkadix. The amounts due from DPI bear no interest.

     Also in September 2000, Axys entered into a credit agreement with its 82% owned subsidiary, PPGx Inc., pursuant to which the Company, at the request of PPGx, shall from time to time make loans to PPGx in an aggregate outstanding principal amount not to exceed $3.15 million. The unpaid principal amount of the loans, which are to be used to fund PPGx operating costs, accrues interest at a rate of 8%, and matures in June 2001. The loans are evidenced by a promissory note. As of September 30, 2000, PPGx had borrowed $350,000 under the agreement. The note with PPGx is eliminated in consolidation.

 6. INVESTMENT IN EQUITY METHOD INVESTEE

     Investment in equity method investee consists of the Company's investment in DPI as a result of the merger agreement between DPI and the Company for the sale of AAT in April 2000. The Company accounts for its investment in DPI under the equity method of accounting.

     In July 2000, DPI completed its initial public offering (IPO) of its common stock. Prior to the IPO, the Company held 7,425,000 shares of DPI common stock, which represented a 43% ownership of the outstanding shares of DPI. As a result of DPI's IPO, Axys' ownership percentage was diluted to approximately 31% as of September 30, 2000. In connection with this transaction Axys realized a portion of the unrealized gain from the sale of AAT of $1.8 million. The shares of DPI are subject to a lock-up arrangement that restricts Axys' ability to sell them, which expires on January 27, 2001.

                           AXYS PHARMACEUTICALS, INC.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

     The Company has a Key Personnel Stock Option Plan, adopted in 1999, whereby certain key personnel of the Company have the right to participate in the increased equity generated from Axys' affiliated companies. If Axys' affiliated companies meet certain financial equity targets, then the participants in the plan have the right to acquire as beneficial owners up to 5% of the increased equity. As a result of this plan, the financial statements reflect a charge of $1.7 million to the gain on sale of AAT to reflect the key personnel rights to the increased equity.

     The market value of DPI stock held by Axys as of September 30, 2000 was approximately $150.8 million.

     At September 30, 2000 the Company's equity-method investee summarized balance sheet information is as follows:

                                                          SEPTEMBER 30,
                  DOLLARS IN THOUSANDS                        2000
--------------------------------------------------------  -------------
Current assets..........................................    $117,547
Non-current assets......................................      60,445
Non-current liabilities.................................         812

     Summarized statement of operations information of the Company's equity-method investee for the nine month period ended September 30, 2000 is as follows:

                                                        NINE MONTHS
                                                    ENDED SEPTEMBER 30,
              DOLLARS IN THOUSANDS                          2000
------------------------------------------------  ------------------------
Net sales.......................................          $ 24,861
Loss from operations............................           (11,454)
Net loss........................................           (11,576)

 7. RESTRUCTURING CHARGE

     In December 1999, the Company completed the closing of its San Diego, CA operations and had finished the relocation of its oncology genomics activities to its South San Francisco headquarters. As a result of this action, a one-time charge of $7.0 million was recorded during the third quarter of 1999, of which $2.2 million related to severance and other employee-related costs, $1.7 million related to facilities costs, $1.8 million related to the disposal of assets, and $1.3 million in other costs associated with the restructuring. During the third quarter of 2000, the restructuring reserve was reduced by actual cash payments.

     The following table summarizes the Company's 2000 restructuring charge activity for the nine months ended September 30, 2000 (in thousands):

                                              RESERVE BALANCE                         RESERVE BALANCE
                                              AT DECEMBER 31,                         AT SEPTEMBER 30,
                DESCRIPTION                        1999          OTHER    PAYMENTS          2000
                -----------                   ---------------    -----    --------    ----------------
Severance and benefits......................      $(1,095)       $ 79      $  938           $(78)
Facilities..................................         (748)        546         202             --
Contractual research commitments............          (81)         --          81             --
                                                  -------        ----      ------           ----
          Total.............................      $(1,924)       $625      $1,221           $(78)
                                                  =======        ====      ======           ====

     The Company anticipates that the remaining accruals will be utilized by December 31, 2000.

                           AXYS PHARMACEUTICALS, INC.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

 8. COMPREHENSIVE INCOME (LOSS)

     Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities. Components of comprehensive loss are as follows:

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                     -------------------    ------------------
                                                      2000        1999       2000       1999
                                                     -------    --------    ------    --------
Net income/(loss)..................................  $(6,718)   $(19,940)   $6,185    $(40,902)
Other comprehensive (loss) income..................      (44)         58     2,142         (51)
                                                     -------    --------    ------    --------
Comprehensive (loss) income........................  $(6,762)   $(19,882)   $8,327    $(40,953)
                                                     =======    ========    ======    ========

 9. SEGMENT INFORMATION

     Prior to April 28, 2000, the Company operated in three business segments: drug discovery, combinatorial chemistry and other affiliated businesses. The drug discovery segment focused its own resources on discovering and developing therapeutics for the treatment of various types of cancer and collaborates with large pharmaceutical companies in discovering therapeutics for chronic diseases. The combinatorial chemistry segment was AAT, a wholly owned subsidiary that marketed combinatorial chemistry compounds, enabling technology and services. The other affiliated businesses segment consisted of PPGx, Inc. ("PPGx"), an 82% owned subsidiary that engaged in the business of providing pharmacogenomic (the science of how genetic variations among individuals affects drug safety and efficacy) products and services to the pharmaceutical and biotechnology industries, and Akkadix Corporation ("Akkadix"), an approximately 23% owned affiliate in the agricultural biotechnology business. The segments were strategic business units managed separately, based on the differences in the technologies of their respective product lines. On April 28, 2000, the Company completed the sale of its combinatorial chemistry business, AAT to DPI. All financial results related to the combinatorial chemistry business are accounted for as discontinued operations in accordance with APB 30.

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

                                                             BUSINESS SEGMENTS
                                     ------------------------------------------------------------------
                                                               OTHER                         CONTINUING
                                       DRUG                  AFFILIATED                      OPERATIONS
                                     DISCOVERY      AAT      BUSINESSES    RECONCILIATION      TOTAL
                                     ---------    -------    ----------    --------------    ----------
NINE MONTHS ENDED SEPTEMBER 30,
  2000
Revenue............................  $  5,533     $ 5,071      $1,172         $ (5,071)       $  6,705
Income (loss)......................   (23,235)      1,061      (6,421)          (1,061)        (29,656)
Identifiable assets................   117,630       7,758       3,193           (7,758)        120,823

NINE MONTHS ENDED SEPTEMBER 30,
  1999
Revenue............................  $ 17,556     $10,909      $  646         $(10,909)       $ 18,202
Income (loss)......................   (39,866)      3,329      (4,365)          (3,329)        (44,231)

     Other affiliated businesses represent the results of Akkadix's and PPGx's principal activities, which commenced in 1998 and 1999, respectively. The Company's ownership of Akkadix was reduced to a level

                           AXYS PHARMACEUTICALS, INC.

                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

below 50% in August 1999. Therefore, Akkadix's activities are excluded above for the nine months ended September 30, 2000.

10. REVOLVING LINE OF CREDIT

     The Company has a $30.0 million revolving line of credit with Foothill Capital Corporation. There was no outstanding balance at September 30, 2000. The line is subject to the terms of a security agreement and amounts drawn under the line are required to be fully secured by the Company's cash and cash equivalents, and marketable investments. Interest is due on the line monthly and is computed at the reference rate for Wells Fargo Bank, which approximated 9.5% at September 30, 2000. The line is available through July 2002.

     PPGx, Inc. increased its revolving line of credit with a third party bank from $8.0 million to $9.0 million during the second quarter of 2000. This line is guaranteed by PPD, Inc. ("PPD"), a minority owner of PPGx. Interest is accrued monthly and is computed at the LIBOR rate, which approximated 6.62% at September 30, 2000. The amount outstanding on this line as of September 30, 2000 was $9.0 million. The balance of any unpaid principal and interest is due June 2001.

11. RECENT PRONOUNCEMENTS

     In July, 1999, the Financial Accounting Standards Board, or FASB, announced the delay of the effective date of Statement of Financial Accounting Standards 133, or FAS 133, "Accounting for Derivative Instruments and Hedging Activities" for one year, to the first quarter of 2001. Also, in June 2000, the FASB issued FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". FAS 133 as amended by FAS 138 is intended to be comprehensive guidance on accounting for derivatives and hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting under FAS 133 and 138. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

     On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", which provides guidance on several implementation issues related to Accounting Principles Board ("APB") Opinion No. 25. The most significant of which are clarification of the definition of employee for purposes of applying Opinion 25 and the accounting for options that have been repriced. Under the interpretation, a modification that reduces the exercise price of a fixed stock option award, commonly referred to as repricing, effectively changes the terms of the award to a variable award subject to compensation expense. The Company currently does not have any options that have been repriced since the effective date of APB Opinion 25. The impact of the interpretation on our financial position and results of operations is not material.

     In June 2000, the Securities and Exchange Commission delayed the implementation date of Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements", until no later than the fourth quarter of 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has already adopted SAB 101, as required, and its adoption had no significant effect on the financial results of the Company.

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

     After the sale of its AAT subsidiary to Discovery Partners International Inc. (DPI) the Company currently has two affiliated companies, which were also formed to provide future capital to Axys for its drug discovery operations:

     - Akkadix Corporation ("Akkadix"), an agricultural biotechnology company founded in 1998, was approximately 23% owned by Axys at September 30, 2000. Akkadix has incurred losses since inception, is separately managed, and is primarily funded by third parties.

     - PPGx, Inc. ("PPGx"), a pharmacogenomics subsidiary founded in 1999, is 82% owned by Axys and 18% owned by PPD, Inc. ("PPD"). Financial results of PPGx are consolidated into Axys' financial results. It has incurred losses since inception, is separately managed, and is primarily funded by third parties.

     On July 21, 2000, the Company completed the sale of $10 million of its common stock, par value $.001 per share, under its effective shelf registration statement. 1,639,345 shares of common stock were sold at a price of $6.10 per share, resulting in net proceeds of $10 million under the Company's effective shelf registration statement. Pursuant to a common stock purchase agreement, the Company may, from time to time, and at its own discretion, issue and sell up to an additional $40 million of common stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Company's common stock over a certain period of time less a discount ranging from 4.5% to 6.0% over the fifteen month period beginning July 21, 2000. For information related to this financing see our registration statement dated April 28 and July 20, 2000 on file with the Securities and Exchange Commission.

     On September 22, 2000, Axys issued $26,000,000 in Senior Secured Convertible Notes (the "Notes"), which bear interest at 8% per annum. Interest is payable quarterly and may be paid in cash or in shares of Axys' common stock at Axys' sole discretion. The Notes are convertible into the Company's common stock with a conversion price of $7.06 per share. The Notes are secured by shares of DPI held by Axys. Axys retains the right to substitute other appropriate collateral.

     In connection with these notes, the Company issued warrants to purchase an aggregate of 1,841,360 of the Company's common stock. These warrants have an exercise price per share ranging from $8.82 to $10.59, and expire October 1, 2004. The fair value of these warrants (using the Black-Sholes option-pricing model to value the warrants), of $5.7 million is treated as debt issuance costs of the Notes, and was capitalized and is being amortized to interest expense using the effective interest method over the life of the debt. These debt issuance costs along with other related issuance costs are presented as debt issuance costs, net of amortization, of $7.1 million on the accompanying consolidated balance sheet as of September 30, 2000.

     Also in September 2000, the Company entered into a financing agreement with a lease financing company under which Axys has the ability to finance up to $8.0 million of purchases of lab equipment and tenant improvements. At September 30, 2000, Axys had borrowed $2.5 million under this financing line.

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

     To date, the Company has not generated any product revenue in its drug discovery programs and does not expect to generate such revenues for at least several years. The Company expects its primary sources of revenue, if any, for the next several years to consist of payments under corporate partnerships. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with general and administrative expenses, are expected to result in significant operating losses for the foreseeable future. The Company expects that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. Axys will not receive product revenue or royalties in its drug discovery programs unless the Company or its collaborative partners complete clinical trials and successfully commercialize one or more of the Company's products. In addition, there can be no assurance that DPI, Akkadix or PPGx will ever generate funding for the Company's drug discovery operations. As of September 30, 2000, the Company had an accumulated deficit of $271 million. Included in the Company's accumulated deficit at September 30, 2000 was approximately $147 million of acquired in-process research and development from the acquisition of Khepri Pharmaceuticals, Inc. in 1995 and the acquisition of Sequana Therapeutics, Inc. in January 1998.

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

RESULTS OF OPERATIONS

  Collaboration and Licensing Revenues

     The Company's collaboration and licensing revenues were $2.6 million and $5.5 million for the three and nine months ended September 30, 2000, respectively, compared to $4.5 million and $17.6 million for the comparable periods in 1999. The decrease was primarily due to wind-up of several collaborations in gene identification in 1999. The collaboration and licensing revenues for the three and nine months ended

September 30, 2000 consisted of research support and license fees from two collaborative partners, compared to the research support and license fees from eight collaborative partners for the comparable periods in 1999.

  Service Revenues

     The Company's service revenues were $589,000 and $1.2 million for the three and nine months ended September 30, 2000, respectively, compared to $304,000 and $646,000 for the comparable periods in 1999. The increase was primarily due to the increase in PPGx's service revenue.

  Research and Development

     The Company's research and development expenses were $8.6 million and $28.8 million for the three and nine months ended September 30, 2000, respectively, compared to $13.7 million and $44.8 million for the comparable periods in 1999. The overall decrease in 2000 was primarily due to the shutdown of the Company's San Diego operations and the conclusion of several collaborations in gene identification in 1999.

  General and Administrative

     The Company's general and administrative expenses were $3.7 million and $9.8 million for the three and nine months ended September 30, 2000, respectively, compared to $4.3 million and $10.7 million for the comparable periods in 1999. The overall decrease in 2000 was primarily due to the shutdown of the Company's San Diego operations in 1999.

  Interest Income and Interest Expense

     Interest income was $458,000 and $1.2 million for the three and nine months ended September 30, 2000, respectively, compared to $785,000 and $2.4 million for the comparable periods in 1999. The decrease was primarily due to the decrease in average cash and investment balances for the respective periods. Interest expense was $531,000 and $1.1 million for the three and nine months ended September 30, 2000, respectively, compared to $842,000 and $1.8 million for the comparable periods in 1999. The decrease was primarily due to the lower debt balances on the Company's revolving line of credit and capital lease arrangements.

  Income from Operations of Discontinued Segment

     Income from operations of discontinued segment was $1.1 million for the nine months ended September 30, 2000, compared to $3.3 million for the comparable period in 1999. The decrease was primarily due to reporting four months of operations of AAT in 2000 because of the merger of AAT into DPI on April 28, 2000, compared to nine months of operations in 1999.

  Discontinued Operations

     On April 28, 2000, the Company completed the sale of its combinatorial chemistry business, AAT, to DPI. As a result, the Company's former combinatorial chemistry business has been accounted for as a discontinued operation and prior period results have been reclassified to report only continuing operations. Axys' ownership interest in DPI has been accounted for under the equity method starting in May 2000. Total revenues on the discontinued operations were $5.1 million for the four months ended April 30, 2000, compared to $6.7 million for the comparable period in 1999. The net income on the discontinued operations was $1.1 million for the nine months ended September 30, 2000, compared to $3.3 million for the comparable period in 1999. The Company also recorded a gain of $33.0 million on the merger of AAT into DPI in the second quarter of 2000, and an additional gain of $1.8 million for the quarter ended September 30, 2000. Additional gain up to $16.5 million from the sale of AAT to DPI may be recognized by Axys as its ownership interest in DPI diminishes as a result of
(1) the sale of Axys' shares in DPI, or (2) the dilution of Axys' ownership interest in DPI. Financial results of AAT were consolidated with Axys' financial results through April 2000 when the merger involving AAT was consummated and AAT became a subsidiary of DPI.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through private and public offerings of capital stock, corporate collaborative research agreements, and sales of combinatorial chemistry compounds. From inception through September 30, 2000, the Company realized approximately $228.2 million in net proceeds from offerings of its capital stock. In addition, over the same period, the Company realized approximately $210.8 million from its collaborative research agreements and the sale of compound libraries by AAT.

     The Company's principal sources of liquidity are its cash and investments, which totaled $51.3 million as of September 30, 2000. The Company has a $30.0 million line of credit under which there was no outstanding balance as of September 30, 2000. The line is available subject to certain conditions through July 2002. The Company currently does not intend to use this line of credit. PPGx has a $9.0 million line of credit that is guaranteed by PPD, its minority shareholder, under which $9.0 million was outstanding as of September 30, 2000. The Company's cash and investments at September 30, 2000 include the balances from PPGx, its majority owned subsidiary, some of which is subject to certain restrictions on use. Currently, PPD has the right to acquire for $6 million from Axys an equal interest in PPGx, which would also require Axys to become a co-guarantor of the bank debt of PPGx.

     The Company's marketable investments at September 30, 2000 include approximately 53,175 shares of Maxim Pharmaceuticals, Inc. stock (a publicly traded company). These shares are subject to a lock-up arrangement that restricts Axys' ability to sell them, which expires over a nine month period, from September 2000, at a rate of 17,725 shares per quarter.

     Net cash used in operating activities during the nine months ended September 30, 2000 was $31.1 million, compared to $31.5 million for the comparable period in 1999. Cash used in operating activities is expected to fluctuate from quarter to quarter depending in part upon the timing and amounts, if any, of cash received from existing and any new collaboration agreements.

     The Company also spent approximately $3.9 million for the purchase of property, plant and equipment during the nine months ended September 30, 2000. The Company expects to acquire or lease additional equipment in connection with future research and development activities, and has made a commitment to spend $0.5 million to upgrade information technology infrastructure over the next eight months. There were no material commitments for capital expenditures outstanding at September 30, 2000. However, the Company expects to enter into agreements pertaining to the construction of a 43,000 square foot medicinal chemistry building on leased property adjacent to its corporate headquarters commencing the third quarter of 2000.

     The Company's material commitments at September 30, 2000 included its obligations to perform research under its collaboration agreements with Merck and Aventis (for which the Company is fully funded by its partners) and its obligations under its convertible debt agreement. The Company believes that its existing cash and investments (including the proceeds of the $10.0 million stock issuance described below and the investment in DPI also described below) are sufficient for the Company to fulfill these commitments.

     On July 21, 2000, the Company completed a sale of $10 million of its common stock, par value $.001 per share, under its effective shelf registration statement relating to the offer and sale by the Company of up to $50 million of its common stock pursuant to a common stock purchase agreement, dated as of July 21, 2000 between the Company and Acqua Wellington. The shares of common stock were sold at a price of $6.10 per share, based on a negotiated discount from the daily volume weighted average price of the Company's common stock on July 20, 2000. Pursuant to the common stock purchase agreement, the Company may, from time to time, and at its own discretion, issue and sell to Acqua Wellington up to an additional $40 million of common stock, subject to certain conditions, at a price per share based on the daily volume weighted average price of the Company's common stock over a certain period of time less a discount ranging from 4.5% to 6.0% over the fifteen month period beginning July 21, 2000. In addition, the Company may also grant to Acqua Wellington a call option at the same discount for the applicable period to purchase additional shares of the Company's common stock up to the applicable amount being sold by the Company in such period, subject to the overall limit of $40 million described above.

     On September 22, 2000, Axys issued $26,000,000 in Senior Secured Convertible Notes (the "Notes"), which bear interest at 8% per annum. Interest is payable quarterly and may be paid in cash or in shares of Axys' common stock at Axys' sole discretion. The Notes are convertible into the Company's common stock with a conversion price of $7.06 per share. The Notes are secured by shares of DPI held by Axys. Axys retains the right to substitute other appropriate collateral.

     In connection with these notes, the Company issued warrants to purchase an aggregate of 1,841,360 of the Company's common stock. These warrants have an exercise price per share ranging from $8.82 to $10.59 and expire October 1, 2004. The fair value of these warrants (using the Black-Sholes option-pricing model to value the warrants), of $5.7 million is treated as debt issuance costs of the Notes, and was capitalized and is being amortized to interest expense using the effective interest method over the life of the debt. These debt issuance costs along with other related issuance costs are presented as debt issuance costs, net of amortization, of $7.1 million on the accompanying consolidated balance sheet as of September 30, 2000.

     Axys acquired its interest in DPI in connection with the April 2000 merger of AAT, the Company's combinatorial chemistry business, into DPI. In July 2000, DPI effected an initial public offering ("IPO") of its common stock and commenced trading on the Nasdaq under the symbol "DPII". Prior to the IPO, Axys held 7,425,000 shares of DPI common stock, which represented approximately 43% of the outstanding shares. DPI sold 5 million shares of its common stock in its IPO at a price of $18 per share, raising gross proceeds of approximately $90 million. This reduced the Company's ownership in DPI to approximately 31% after the IPO. As of September 30, 2000, Axys' investment in DPI has a value of approximately $150.8 million.

     In September 2000, the Company entered into a financing agreement with a lease financing company under which Axys has the ability to finance up to $8.0 million of purchases of lab equipment and tenant improvements. At September 30, 2000, Axys had borrowed $2.5 million under this financing line.

     The Company expects that existing cash and investments, together with the DPI shares, will enable the Company to maintain current and planned operations for the foreseeable future. The Company continues to actively pursue a variety of financing alternatives, including additional draws under the common stock purchase agreement with Acqua Wellington described above.

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

CERTAIN BUSINESS RISKS

     The Company is at an early stage of development and will need a substantial amount of additional funding to continue to prosecute its research and development programs. The Company's proprietary research programs are, in many cases, several years from clinical development and require substantial additional research and development. All of its proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive and costly pre-clinical and clinical testing, as well as lengthy regulatory approval involving many complexities. The Company's research and development efforts may not be successful, our proposed products may not prove to be safe and efficacious in clinical trials, and no commercially successful products may ultimately be developed by the Company. In addition, many of the Company's currently proposed products are subject to development and licensing arrangements with our collaborators. Therefore, the Company is dependent in many cases on the research and development efforts of these collaborators. Moreover, in cases where the Company is the licensor of its research programs, the Company is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the proposed products covered by the collaborations. The Company has experienced significant operating losses since inception and expects to incur significant operating losses over at least the next several years. The development of the Company's proposed products will require a commitment of substantial funds to conduct these costly and time-consuming activities, which funds may not be available.

     Should the Company or its collaborators fail to perform in accordance with the terms of the applicable agreements, any consequent loss of revenue under the collaboration agreements could have a material adverse effect on the Company's business, financial condition and results of operations. The proposed products under development by the Company have never been manufactured on a commercial scale and it is possible that proposed products may not be able to be manufactured at a cost or in quantities necessary to make them commercially viable. The Company has no sales, marketing or distribution capability for its proposed products. If any of the products subject to the Company's collaborative agreements involving licenses or our research programs are successfully developed, the Company must rely on its collaborators to market the products. The Company cannot ensure that any collaborator's marketing efforts would be successful.

     If the Company develops any products which are not subject to collaborative agreements under which the Company's research partner is the marketer, we must either rely on other pharmaceutical companies to market the products or the Company must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market the products directly. The Company cannot guarantee that its marketing efforts would be successful.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The company's exposure to market risk is principally limited to its cash equivalents and investments that have maturities of less than two years. The Company maintains a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in the Company's investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. The Company currently does not hedge interest rate exposure.

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

     On September 22, 2000, Axys issued $26,000,000 in Senior Secured Convertible Notes (the "Notes"), which bear interest at 8% per annum. Interest is payable quarterly and may be paid in cash or in shares of Axys' common stock at Axys' sole discretion. The Notes are convertible into the Company's common stock with a conversion price of $7.06 per share. The Notes are secured by shares of DPI held by Axys. Axys retains the right to substitute other appropriate collateral.

     In connection with these notes, the Company issued warrants to purchase an aggregate of 1,841,360 of the Company's common stock. These warrants have an exercise price per share ranging from $8.82 to $10.59 and expire October 1, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    10.128  Common Stock Purchase Agreement by and between Acqua
            Wellington North American Equities Fund, Ltd. and Axys
            Pharmaceuticals, Inc. dated July 21, 2000(1)
    10.129  Note Purchase Agreement, Indenture; Supplemental Indenture;
            Class A Common Stock Purchase Warrant; Class B Common Stock
            Purchase Warrant(2)
    10.130  Credit agreement by and between PPGx, Inc. and Axys
            Pharmaceuticals, Inc. dated September 22, 2000
    10.131  Bridge Loan by and between Akkadix Corporation and Axys
            Pharmaceuticals, Inc. dated September 11, 2000
    10.132  Secured/Subordinated Promissory Note by and between
            Littlefield Associates and Axys Pharmaceuticals, Inc. dated
            September 28, 2000.
    27      Financial Data Schedule.

---------------
(1) Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2000.

(2) Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2000.

(b) REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AXYS PHARMACEUTICALS, INC.

Date: November 14, 2000                   By:      /s/ JOHN P. WALKER
                                            ------------------------------------
                                                       John P. Walker
                                                  Chief Executive Officer,
                                              Chairman of the Board, Director
                                               (Principal Executive Officer)

Date: November 14, 2000                   By:      /s/ DAVID E. RIGGS
                                            ------------------------------------
                                                       David E. Riggs
                                                Senior Vice President, Chief
                                                      Financial Officer
                                               (Chief Accounting Officer and
                                                Principal Financial Officer)

                                 EXHIBIT INDEX

EXHIBITS    DESCRIPTION
--------    -----------
    10.128  Common Stock Purchase Agreement by and between Acqua
            Wellington North American Equities Fund, Ltd. and Axys
            Pharmaceuticals, Inc. dated July 21, 2000(1)
    10.129  Note Purchase Agreement, Indenture; Supplemental Indenture;
            Class A Common Stock Purchase Warrant; Class B Common Stock
            Purchase Warrant(2)
    10.130  Credit agreement by and between PPGx, Inc. and Axys
            Pharmaceuticals, Inc. dated September 22, 2000
    10.131  Bridge Loan by and between Akkadix Corporation and Axys
            Pharmaceuticals, Inc. dated September 11, 2000
    10.132  Secured/Subordinated Promissory Note by and between
            Littlefield Associates and Axys Pharmaceuticals, Inc. dated
            September 28, 2000.
    27      Financial Data Schedule.