Form 10-K
period 2000-12-31
AXYS PHARMACEUTICALS INC
filed 2001-03-30
CIK 913056

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 28, 2001, based upon the last trade price of the common stock reported on the Nasdaq National Market on such date, was $157,519,573*.

     The number of shares of common stock outstanding as of February 28, 2001 was 37,389,307.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Definitive Proxy Statement which will be filed with the Commission pursuant to Section 14A, in connection with the 2001 annual meeting of stockholders to be held on May 14, 2001, are incorporated herein by reference in Part III of this report.

     *Excludes approximately 325,878 shares of the Registrant's outstanding common stock held by directors and officers of the Registrant at February 28, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. BUSINESS

INTRODUCTION

     This section discusses the business of Axys Pharmaceuticals, Inc. In this section we sometimes refer to Axys Pharmaceuticals, Inc. as "Axys", "our company", "we", "us" or "the Company".

     You should be aware that the following discussion of our company contains both historical information and forward-looking statements. Forward-looking statements are statements made about future events and include projections and other statements about what may or could happen in the future. You should be aware that forward-looking statements involve risks and uncertainties. Our actual results could differ significantly from those you might expect based on our forward-looking statements. There are a number of reasons why this might occur. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "What Factors Could Cause Our Results to Differ Significantly from Those You Might Expect?" You should also consider the additional risk factors described in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We are a Delaware corporation. Our executive offices are located at 180 Kimball Way, South San Francisco, CA 94080 and our telephone number is (650) 829-1000.

OVERVIEW

     Axys is a biopharmaceutical company focused on the discovery, design and development of therapeutic small molecules that address significant markets with major unmet medical needs. We collaborate with large pharmaceutical companies in discovering therapeutics for chronic diseases for which there are large markets. We also selectively focus our own resources on discovering and developing therapeutics for the treatment of various types of cancer and other specialty therapeutic opportunities. We have on-going programs in the treatment of autoimmune diseases, inflammatory diseases, and cancer. Our drug design platform integrates advanced biology, chemistry, biophysics and information technologies to optimize the potency, selectivity and physical properties of new drugs, making the drug discovery process more efficient and productive.

     Currently, we have significant collaborations with Aventis Pharmaceuticals Product, Inc. (a subsidiary of Aventis S.A.), Merck & Co. and Bayer A.G. These collaborations provide us with financial support and collaborative resources for these research programs. Our partners are also responsible for developing our clinical drug candidates and commercializing our products in broad medical markets in the event our products are approved by the United States Food & Drug Administration ("FDA"). We believe that several of our partnered programs are positioned to advance into human clinical testing over the next few years, which we expect will generate increased milestone payments and eventual royalty streams. We have additional research programs underway, both proprietary and in collaboration with other life science companies, and we believe that novel drug candidates will enter clinical studies within the next 12 to 18 months. We aim to establish additional partnerships with major pharmaceutical companies in order to obtain the funding and collaborative research support needed to expand our discovery efforts in cancer and other areas.

     We believe that advances in genomic research represent a major opportunity for drug discovery directed at novel biological targets. We seek to exploit this opportunity by combining medicinal chemistry and molecular biology, through collaborations and internally, to identify possible drug candidates for a drug target or group of drug targets. Over the next few years, we expect to continue our research and development efforts and to bring drug candidates into clinical development. We also seek to license and acquire technologies, resources and products that have the potential to strengthen our drug discovery platform and product pipeline.

     During the year 2000, we reported gains of $61.2 million on the sale of two of our three non-core affiliated companies. In April 2000, Axys sold Axys Advanced Technologies ("AAT") to Discovery Partners International ("DPI"). DPI completed an initial public offering of common stock in July 2000. In consideration of the sale of AAT, we received 7,425,000 shares of DPI common with a carry value of $40.4 million on December 31, 2000. We also sold our interest in PPGx, Inc. ("PPGx"), our pharmacoge-nomics subsidiary, to DNA Sciences, Inc. ("DNAS"), as of December 31, 2000, for 1,478,550 shares of Series D Preferred Stock and 108 shares of common stock in DNAS, valued in the aggregate at $15 million. In addition, at December 31, 2000, we owned 23% of Akkadix Corporation ("Akkadix"), an agricultural biotechnology company founded in 1998. In March 2001, our ownership interest increased to 44% in connection with the exercise of contractual put options held by third party investors in Akkadix (see Note 13 in our Financial Statements -- "Subsequent Event").

WHAT GIVES US AN EDGE IN DRUG DISCOVERY AND DEVELOPMENT?

     The entire drug discovery process runs from target identification and validation to lead identification to preclinical development to clinical development. The following sections describe each part of this process and the technologies that Axys employs in drug discovery.

     In recent years, the advent of new drug discovery technologies, including genomics, bioinformatics, computational sciences, structure-based drug design, combinatorial chemistry and high throughput screening, has offered great potential for streamlining the lengthy and expensive process of drug discovery. We have assembled a premier platform for drug discovery by combining and integrating these new technologies with the traditional pharmaceutical sciences, including medicinal chemistry and pharmacology. Our capabilities in this area, which include assay development, compound screening, lead optimization, pharmacology and preclinical development, are instrumental in increasing the speed and efficiency of our drug candidate identification efforts. In addition, we have functional genomics capabilities, which we are using to select and validate targets for our cancer research.

     As a biopharmaceutical company, our core strengths lie in the portion of the drug discovery continuum spanning from selection of leads from hits in primary screens, through lead optimization using structure-based drug design and combinatorial chemistry, to preclinical development and pharmacology. In this regard, we believe we are among the few biotechnology companies having an in-house medicinal chemistry group of our size and scope.

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

     The human genome is the collection of all the genetic information of a human being. Scientifically defined, the human genome consists of 23 pairs of chromosomes that contain the 40,000 or so genes that define every human's make-up. Genes are made up of DNA (deoxyribonucleic acid). In humans, a DNA molecule resembles a twisted ladder and consists of two strands -- a double helix -- whose carbohydrate-like sides are connected by pairs of nitrogen-containing chemicals called bases, which form the rungs of the ladder. The particular order of the bases is called the DNA sequence. In total, there are approximately 3 billion base pairs of DNA comprising all of the chromosomes in the human genome. Much effort has been devoted by various governments, research institutions and companies to mapping out the exact location of each gene on each chromosome in order to determine the complete DNA sequence of the 3 billion DNA bases. Detailed knowledge of the human genome is now available, either through public databases or through commercially available databases. Through 1999, Axys had applied the technology generally known as positional cloning to disease gene identification. This technology depended on securing DNA samples from donor populations with a known disease incidence, followed by high-throughput genotyping and DNA sequencing to establish a linkage between the disease and a particular chromosome or specific gene.

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

     Although we were a pioneer in genomics research using positional cloning techniques in many different disease areas, we concluded in 1999 that many of our genomics programs were at too early a stage and too far removed from product development to justify the sizeable investment that we were making. So, during the last half of 1999 we wound down our genomics research programs which were based on positional cloning technology. We continue to utilize our genomics capabilities as part of our cancer research programs. We have integrated these capabilities with our functional genomics capabilities to create a directed set of target identification and validation tools, which include bioinformatics, a sophisticated antisense knock-out technology, expression array technology and C. elegans nematode biology, all of which we use to discover new biochemical pathways in cancer.

     Axys makes use of both proprietary and licensed bioinformatics software to enable the discovery of new genes and the identification of known genes and species homologs in our efforts in target identification and validation. When new gene sequences are identified, we are able to rapidly access both public and proprietary databases through these software tools. When the function of a gene needs to be determined, especially in the case when it might play a pivotal role in a biochemical process, we can use antisense knock-out technology, either in well-characterized functional systems, such as the nematode worm, or in mammalian systems. For most applications of antisense as applied to specific new targets, we have licensed the technology from Atugen. We also employ sophisticated gene expression array technology, licensed from Molecular Dynamics-Amersham. Using this technology, very small arrays are custom built on glass slides to study the expression levels of thousands of genes at the same time. With the information generated from these arrays, we can compare differences in gene expression between normal and diseased or genetically manipulated cells. Finally, another technology we use is C. elegans, a microscopic multicellular round worm that is the most thoroughly understood multicellular animal in terms of cellular development, anatomy and genetic content. C. elegans is useful as a research tool because as many as 70% of the currently known human disease genes possess a highly significant homolog (sister gene) in the nematode.

     By combining gene expression data and our antisense results with information about genetic relationships gained from model systems and our bioinformatics capabilities, we are better able to identify points in biological pathways that may be the best point of intervention for a potential therapeutic. For a description of some of our more significant target validation and identification activities in cancer in 2000, see the section below entitled "What Does Axys' Non-Partnered Research and Development Franchise Look Like?"

LEAD IDENTIFICATION

     Once a biological point of intervention or target is identified and validated, we have the capability to rapidly identify chemical compounds that regulate the protein product of the relevant gene. We have generated such lead compounds for new biological targets at a rapid pace by making use of a broad range of technologies in dual discovery tracks: (1) structure-based drug design driven by X-ray crystallography and computational modeling, and (2) high-throughput screening combined with chemical compound diversity.

     We use a broad range of scientific capabilities to study the basic structure of molecules (X-ray crystallography) and advanced chemistry that uses the knowledge gained from crystallography and structural biology. These technologies can speed research by enabling an understanding of the precise three-dimensional structure of a target associated with a disease. Then, we bring additional computational science capabilities into play. We have a rapid, flexible molecular docking model that can be used to find a natural or synthetic "inhibitor" that can bind to the molecule and change the way it will perform in the body. By using structure-based design, we have the ability to rapidly create lead compounds that are less likely to cause side effects or be toxic.

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

     Our combinatorial chemistry expertise compliments our structure-based design activities. Combinatorial chemistry capabilities are particularly useful where there is little known structural information. We have created compound diversity libraries, originally through our former subsidiary AAT, which has synthesized and delivered to Axys approximately 450,000 individual compounds to date. We may develop additional compound diversity libraries or purchase additional compounds from DPI. We project to have received an aggregate of approximately 550,000 such compounds, encompassing over 140 distinct sub-libraries, by year-end 2001. Our medicinal and combinatorial chemists are able to generate a wide variety of diversity or lead optimization libraries, depending on our needs. Assays for high-throughput screening are adapted for automation and validated for screening against diverse chemical structures to provide data with a low false positive hit rate. Screening hits are rapidly confirmed or eliminated based on follow-up assays, and are qualified for further library expansion and medicinal chemistry based on novelty, potency and selectivity criteria.

     To screen these libraries we use automated robotics systems. These robots test the binding activity of thousands of compounds against a disease target, usually a protein. This binding activity is a measure of the compound's ability to inhibit or potentiate the activity of the protein. The primary role of the technology is to detect active compounds and supply directions for their optimization using other techniques. Given the variety and size of chemical libraries available today, and the need to compare the results from multiple screens, data collection and management of information are critical elements of high throughput screening. We maintain data bases of structures, assays performed, screening results and other similar information in relational data bases, which can be queried from any number of research parameters.

OPTIMIZATION, PRECLINICAL DEVELOPMENT AND CLINICAL DEVELOPMENT

     Once a lead candidate has been identified, the most resource-intensive stage of our drug discovery process begins. This is the process of identification of a preclinical candidate with the desired pharmaceutical product profile. It requires directed medicinal chemistry efforts coupled closely with pharmacokinetics, drug metabolism and efficacy studies in pharmacology. Our experience in such programs partnered with major pharmaceutical companies during the last several years has resulted in an integration of effort by our medicinal chemists and our pharmacology group.

     We believe that we are one of the few biotechnology companies having an in-house medicinal chemistry group of our size and scope. We have approximately 55 medicinal chemists. We use our medicinal chemistry capabilities to improve the potency, selectivity (won't bind to wrong target), oral bioavailability (compound can be absorbed by the body when taken orally as a pill), metabolic stability (how rapidly the body breaks down the compound), and biological half-life (how long the effects of the drug will last) of a drug candidate.

     We are building a new 43,500 square foot building dedicated to medicinal chemistry on the Axys research campus in South San Francisco, California. The facility will house medicinal chemistry, X-ray crystallography and computational chemistry. This facility will be able to house approximately 80 chemists upon completion in the latter half of 2001, allowing for future growth if we are able to achieve additional collaborative research projects.

     Before qualifying for evaluation in human trials, chemical compounds must pass extensive safety and effectiveness tests. In such tests, we use cell-based and animal-based models of human disease to provide important information on the duration of action of a potential drug, as well as how it is absorbed by the body or metabolized. On-site studies take advantage of advanced technologies, such as mass spectrometry (a sensitive analytical method to identify a compound and the products into which it is broken down), to evaluate hundreds of samples, indicating not only drug concentrations but also the pharmacodynamic (what the drug does to the body) and the pharmacokinetic (what the body does to the drug) characteristics of compounds nearing human clinical trials.

     Finally, while some of our collaborative partners currently provide clinical development expertise, we also have an in-house clinical development group, with the capability to manage clinical trials, satisfy regulatory requirements, and ensure manufacturing quality control and quality assurance. This group is responsible for taking our products forward into human testing.

WHAT DRUG DISCOVERY PARTNERSHIPS WITH PHARMACEUTICAL COMPANIES DO WE HAVE?

                               PARTNERED PIPELINE

                                                            PRECLINICAL
                                                            -----------
Aventis -- Inflammation (Cathepsin S).....................       X
Merck -- Osteoporosis (Cathepsin K).......................       X
Bayer -- Asthma (Tryptase)................................       X

  Bayer (Tryptase Inhibitors/Asthma/Preclinical)

     In 1994, we entered into an agreement with Bayer for the research and development of tryptase inhibitors for the treatment of asthma. Tryptase is a serine protease that has been shown to regulate inflammation. Tryptase is released by mast cells as part of an immune response to allergens such as pollen, mold or grasses and contributes to several biological events which result in inflammation. Our tryptase inhibitors are designed to slow or halt the inflammatory process at an early stage, in an attempt to provide safe and effective therapies for the treatment of the underlying cause of disease, rather than the symptoms. The most significant indication for tryptase inhibitors is allergic asthma, as a replacement for inhaled steroid therapies.

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

     In our collaboration with Bayer, we have established human proof-of-concept for tryptase as a drug target. This was achieved in previous Phase II clinical studies of APC 366, an inhaled peptide tryptase inhibitor, which showed that inhibiting tryptase resulted in improved breathing (reduction in late airway response) in asthmatics. Bayer is currently in preclinical studies with a later generation small molecule tryptase inhibitor with high oral bioavailability and circulating half-life, with the goal of developing a once-a-day oral therapeutic for the prevention and chronic treatment of asthma.

  Merck (Cathepsin K Inhibitors/Osteoporosis/Preclinical)

     In November 1996, we entered into a research and development collaboration with Merck to develop small molecule inhibitors of cathepsin K for the treatment of osteoporosis. Osteoporosis is a disease of the bones that results in weakened bones which leads to pain, difficulty in moving, deformity and fractures. This condition mainly affects post-menopausal women.

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

     In February 1997, we announced the first-ever solution of the three-dimensional crystal structure of cathepsin K which has enabled Axys to design potent and selective inhibitors of cathepsin K. In December 1999, we announced the successful testing of a specific, selective cathepsin K inhibitor compound in an animal efficacy model, which triggered a milestone payment to us. In addition, although the research and development relationship was originally scheduled to end after two years and had already been extended for one additional year, we agreed with Merck in December 1999 to extend this collaboration for another additional year until early November 2000. In November 2000, Axys and Merck extended their osteoporosis collaboration for a fifth year to develop additional analog compounds to those previously provided. In February 2001, Axys received $1.5 million payment from Merck for an important milestone attained in the Cathepsin K inhibition program. Axys expects IND-enabling studies to commence in 2001.

  Aventis (Cathepsin S inhibitors/Inflammatory Diseases/Preclinical)

     In December 1998 we entered into a collaborative research and development agreement with Aventis (successor to Rhone-Poulenc Rorer). The objective of the collaboration is the discovery and development of small molecule therapeutics that inhibit cathepsin S, a human cysteine protease associated with certain inflammatory diseases.

     Cathepsin S is a cysteine protease found in antigen-presenting cells of the immune system. Unlike many other proteases, it is rarely found in other types of cells. Cathepsin S is believed to function in a pathway that regulates the body's ability to fight off these foreign antigens, leading to an inflammatory reaction. As a result, it may be possible to use inhibitors of cathepsin S to block the pathway and consequently protect the body from certain inflammatory diseases and perhaps autoimmune disorders. Our researchers were the first to solve the three-dimensional X-ray crystal structure of cathepsin S, as reported in June 1998 in Protein Science which allowed us to design potent and selective inhibitor drug candidates.

     Cathepsin S is associated with some inflammatory diseases, including arthritis, asthma, atherosclerosis and a variety of autoimmune diseases. Under the terms of the agreement, Aventis has exclusive development and marketing rights to cathepsin S protease inhibitors for respiratory diseases, atherosclerosis and related conditions, rheumatoid arthritis, and multiple sclerosis ("MS"). Rheumatoid arthritis affects approximately 2.5 million Americans. Coronary heart disease is caused by the atherosclerotic narrowing of the coronary arteries and is the number one cause of death in United States with approximately 500,000 deaths occurring annually. Stroke is the third leading cause of death in the United States, with approximately 160,000 deaths occurring annually. Approximately 350,000 people have been diagnosed with MS.

     In November 1999, we announced the successful testing of a potent, selective cathepsin S inhibitor compound in an animal efficacy model of asthma and received a milestone payment. In addition, current in vivo proof-of-concept studies are underway and planned for rheumatoid arthritis and atherosclerosis. In October 2000, Axys announced that on the basis of data from an in vivo efficacy model of asthma, Aventis qualified a collaboration compound for pre-clinical advancement. Upon successful completion of this work, we expect Aventis to initiate IND-enabling studies of a lead cathepsin S compound in late 2001.

  No Current Partner (Factors VIIa & Xa Inhibitors/Blood Clotting
Disorders/Preclinical)

     In September 1995, we signed a collaboration agreement with the predecessor to Pharmacia Corporation to develop oral therapeutics for blood clotting disorders, such as deep vein thrombosis, stroke, and myocardial infarction. More specifically, we had been performing research on inhibitors of Factors Xa and VIIa and thrombin, all of which are serine proteases involved in the blood clotting process. These proteases have been acknowledged as targets for a host of disorders related to abnormal clotting. Annually, more than 2 million people are hospitalized in the United States for deep vein thrombosis, acute myocardial infarction and unstable angina.

     In July 1998 the research support for this collaboration ended and in February 1999 we formally agreed to end this collaboration. We are currently continuing our research efforts with a focus on Factor VIIa and are actively seeking a new partner for the Factor VIIa program. At the present time, we are continuing to work on potent and selective compounds, which could result in the nomination of a clinical candidate.

WHAT DOES AXYS' NON-PARTNERED RESEARCH AND DEVELOPMENT FRANCHISE LOOK LIKE?

         PROPRIETARY PIPELINE -- ONCOLOGY & SPECIALTY THERAPEUTIC AREAS

                                             SCREENING/                           PHASE I     PHASE II
                                              PROOF OF                            CLINICAL    CLINICAL
                                              CONCEPT      PRECLINICAL    IND      TRIALS      TRIALS
                                             ----------    -----------    ----    --------    --------
Urokinase -- Angiogenesis/metastasis.......                     X
SERM-b -- Selective estrogen receptor
  modulators (Beta)........................                     X
Apoptosis inducers.........................      X
Prostate Specific Antigen -- Prostate
  cancer...................................      X
Cathepsin V................................      X
APC 2059 -- Ulcerative Colitis.............                                                      X(1)
APC 2059 -- Asthma.........................                                X(1)

---------------
(1) Additional trials require further preclinical testing as described below.

     In early 1999 we implemented an initiative to focus our unpartnered resources on the development of small molecule therapeutics for the treatment of cancer. We believe that there is a significant market opportunity to meet current and future medical needs associated with many different types of cancer. One of the factors contributing to this growth is the aging of the world's population. As people live longer, their chances of developing cancer increase.

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

     Further, we believe that protease inhibition may provide a treatment method for many cancers, resulting in orally delivered small molecule therapeutics. These include antiangiogenesis, hypoxia and metastasis inhibition. Angiogenesis is the process by which blood vessels are formed. Blood vessel formation and growth is necessary for tumor growth. Antiangiogenesis drugs are believed to be able to cut off blood vessel growth and thereby reduce the size of tumors and potentially interfere with their growth. Hypoxia is the deprivation of oxygen to tumor cells, which can lead to the inhibition of tumor cell proliferation. Metastasis is the process by which cancer spreads. Drugs which discourage metastasis are believed to be able to stop cancer from spreading throughout the body.

     We have had research programs underway that range from a preclincial program in antiangiogenesis to screening and proof-of-concept programs in solid tumor metastasis and prostate cancer, to cancer target identification and validation research programs.

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

     Our lead series of urokinase inhibition drug candidates have been shown in preclinical testing to be potent and specific which may reduce the chance of unwanted side effects. The results to date of our tests in animal models show that urokinase may be required for tumor metastasis, and preclinical studies have shown activity of a urokinase inhibitor in animal models. We plan to select an IND candidate from the urokinase inhibition program in 2001, if the results obtained in animal studies in pancreatic cancer, in collaboration with the Arizona Cancer Center, are successful.

     SERM-(Greek beta). Our first in-licensed program in oncology comes from Celgene (formerly Signal Pharmaceuticals). In October 1999, Signal granted us exclusive rights to their selective estrogen receptor-beta modulators (SERM-b) for the treatment of cancer. SERM-(Greek beta) compounds are small molecules that selectively modulate the activity of the newly discovered beta estrogen receptor found in tumors and certain hormonally sensitive tissues. Preclinical studies in animal models of prostate cancer are expected to continue throughout 2001.

     Apoptosis Inducers. In early 2000, we entered into a collaborative agreement with Cytovia, Inc. (later acquired by Maxim Pharmaceuticals, Inc.) to discover and develop inducers of apoptosis (programmed cell death) as anticancer drugs. During 2000, the research involved the screening of Axys diversity libraries (approximately 400,000 compounds) through Maxim's proprietary assay systems designed to identify potential drug candidates. Lead compounds are expected to advance into animal studies in cancer models during 2001.

     Screening/Proof-of-Concept. Particular areas of emphasis in our early-stage research include hypoxia and angiogenesis. Biological targets identified in these pathways can be validated as small-molecule drug targets through additional molecular biology and eventual screening. In 2000, six oncology targets -- histone deactylase, methionine aminopeptidase-2, MT1-MMP, HIF1-(Greek alpha), rho kinase and CAAX protease -- were entered into high-throughput screening by this process. Some of these targets are no longer being pursued and other replacement targets will be entered into high-throughput screening. Two additional protease targets, prostate-specific antigen (PSA) and Cathepsin V, are being validated in vivo using antisense and chemical inhibitor approaches.

     In addition to these programs, we are continuing to actively seek to license potential cancer treatment compounds from other biotechnology or pharmaceutical companies with an emphasis on early stage clinical product opportunities, as well as advanced pre-clinical compounds.

     Tryptase Inhibitors/Inflammatory Ulcerative Colitis/Clinical Phase II). In July 1997, we modified our 1994 research and development agreement with Bayer to re-acquire the rights to develop tryptase inhibitors for the treatment of inflammatory bowel disease and psoriasis, which, like asthma, is another mast cell regulated inflammatory disease. In January 2001, we amended our collaborative agreement with Bayer to return exclusive rights to develop a specific tryptase inhibitor, APC 2059, for non-oral applications. Axys is investigating development of the compound as a potential inhaled therapy for asthma and as an injectable treatment for ulcerative colitis. Our collaboration with Bayer to develop oral tryptase inhibitors is unaffected by this amendment. The January 2001 amended agreement provided for an up front payment to Bayer and future royalty payments, based on net sales, upon commercialization.

     In the fourth quarter of 2000, we completed a Phase II clinical trial on our compound, APC 2059, in ulcerative colitis. Recently, we discovered that before we can move forward to more advanced trials, extensive safety pharmacology and dose-ranging pre-clinical research is necessary. As these clinical trials are intended to establish safety in humans, we cannot be certain that we will be able to initiate or complete necessary future clinical trials successfully. Our collaboration partner Bayer is moving forward with advanced pre-clinical studies of a compound developed in our collaboration with them for the treatment of asthma that would be taken as a pill. We cannot be certain that the clinical trials of this compound will be initiated or completed successfully. Finally, we cannot be certain that any other drug candidates which may enter clinical trials will successfully complete those trials or that we or our collaborators will be able to show the safety and effectiveness of these drug candidates.

     We are currently evaluating further development of APC 2059. To enable longer term dosing required for chronic disease therapies, we are currently in the process of planning additional dose-ranging safety pharmacology studies. We expect further human clinical testing, if any, to be delayed until these safety pharmacology studies are completed and results evaluated.

WHY AND HOW HAVE WE LEVERAGED OUR TECHNOLOGY PLATFORM?

     We will need additional capital in order to continue our research and development efforts. One way we have attempted to raise additional capital is by creating new stand-alone companies using our non-core technologies for purposes other than drug discovery, obtaining third party funding for these companies and eventually selling our equity interest. We have created three such businesses: Axys Advanced Technologies, Inc. in combinatorial chemistry, PPGx, Inc. in pharmacogenomics, and Akkadix, Inc. in agricultural biotechnology. At the same time, we retain the right to use our intellectual property, that these businesses utilize, for our own drug discovery and development purposes.

     We have sought out third parties to invest additional capital for these businesses, but retained equity ownership positions. In 2000, we sold our equity position in two of these businesses: AAT, which we sold to DPI, and PPGx, which we sold to DNAS.

     While we believe that we will be successful in realizing meaningful value from these affiliated businesses, our ability to do so will depend on the success these companies have in executing their business strategies. We currently own 7,425,000 shares of DPI common stock and 1,478,550 of Series D Preferred Stock in DNAS. Our DPI shares are subject to certain contractual restrictions that limit our ability to liquidate our position. DNAS is a privately held company and there are limited opportunities to dispose of our interest. There can be no assurance that the businesses in which we hold these equity positions will be successful or that we will have the ability to sell all or a portion of our equity ownership in these businesses. In addition, there can be no assurance that the amount we may receive upon selling our equity ownership interest will provide significant funding so as to postpone for a meaningful time period the need to engage in other capital raising activities.

  Competition

     We face intense competition in the different market segments we are pursuing. There are many companies that have or are developing capabilities in drug discovery, particularly in structure-based drug design and high-throughput screening, to identify new products. In addition, there are many companies focused on the development of drugs for chronic disease, such as osteoperosis, asthma, rheumatoid arthritis, ulcerative colitis, and for cancer in general. Many biotechnology companies are expanding their capabilities, using a variety of techniques, to determine gene function and to develop products based on gene function. Our potential competitors in the field are numerous and include major pharmaceutical and agricultural companies, diagnostic companies, specialized biotechnology companies, genomics companies and academic institutions and universities.

     Many of our potential competitors have significantly more financial, technical and other resources than we do, which may allow them to have a competitive advantage. We are aware that there are many companies focused specifically on other proprietary technologies directed at identifying product targets. In addition, pharmaceutical, biotechnology and genomics companies and academic institutions are conducting work in this field. In the future, we expect the field to become more competitive with companies and academic institutions seeking to develop competing technologies.

     Any products that we may develop or discover through application of our technologies will compete in highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical and personnel resources than we do, and we cannot assure you that they will not succeed in developing technologies and products that may render our technologies and products and those of our collaborators obsolete or noncompetitive. In addition, many of our competitors have significantly greater experience than we do in their respective fields.

  Patents and Proprietary Rights

     We hold 27 issued United States patents and 26 issued foreign patents relating to compositions of matter, methods of treating disease, combinatorial chemistry and computational technologies. Most of our patents in combinatorial chemistry diversity library processes and compositions of matter have been assigned to DPI as part of the sale of AAT completed in 2000. These patents expire at various dates starting in year 2013 up to the year 2018. In addition, we have filed and there are now pending patent applications relating to compositions of matter, methods of treating disease, assay techniques, computational technologies and novel technology for the discovery of novel protease inhibitors. We intend to file additional patent applications, when appropriate, relating to our technology and to specific products we develop.

     We strategically file selected patent applications to protect technology, inventions and improvements that are important to the development of our business. That is our policy, as well as our practice. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. In our work, we maintain a policy that we do not and will not knowingly violate valid claims of patents issued by the United States Patent and Trademark Office ("PTO").

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

     In addition, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention. These proceedings determine the priority of invention and the right to a patent for the technology in the U.S. Such proceedings could result in substantial costs to us, even if we win.

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

  Government Regulation

     The manufacturing and marketing of our proposed products and our research and development activities are subject to regulation for safety, effectiveness and quality by many governmental authorities in the United States and other countries. In the United States, drugs are subject to stringent regulation by the FDA. The Federal Food, Drug and Cosmetic Act and FDA regulations, as well as other federal and state laws and regulations, govern, the testing, manufacture, safety, effectiveness, package labeling, storage, record keeping, approval, advertising and promotion of our proposed products. Product development and approval takes a long time and involves the expenditure of a lot of money. If we fail to comply with certain regulatory requirements, we could be subject to sanctions, such as warning letters, penalties, criminal prosecution, injunctions, product seizure, product recalls, total or partial suspension of production, and FDA refusal to approve pending New Drug Applications (NDA) or costly supplements to approved applications.

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

  Employees

     As of December 31, 2000, we employed 168 individuals, of whom 57 hold Ph.D. or M.D. degrees and 41 hold other advanced degrees. Approximately 134 of our employees are involved in research and development activities, including a variety of disciplines within the areas of molecular biology and other biological sciences, medicinal chemistry, bioinformatics, computer sciences pharmacology, safety assessment and clinical development. Approximately 34 of our employees are employed in finance, business development and general administrative activities. None of our employees are covered by collective bargaining agreements, and our management considers relations with its employees to be good. We also enter into part-time consulting arrangements with experienced, professional scientists and managers to supplement our work force.

  Recent Developments

     In November 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments". This established new accounting rules that are applicable immediately to our $26 million convertible debt instrument we issued in September 2000. The new accounting rule required us to record a $4 million beneficial conversion during the fourth quarter.

     On March 8, 2001 we issued a press release which announced our unaudited financial results for the fiscal year ended December 31, 2000. Our March 8, 2001 reported results did not recognize the entire $4 million non-cash charge for the beneficial conversion feature as we were amortizing the beneficial conversion feature over the four year term of the debt. The immediate charge resulting from this accounting rule, which applies to transactions entered into prior to November 16, 2000, does not impact our reported operating loss but results in a one-time, non-cash charge to interest expense in connection with the issuance of the convertible debt. As a result, we reported in the press release, for the fiscal year ended December 31, 2000, basic and diluted net loss per share from continuing operations and basic and diluted net income (loss) per share of ($1.18) and $0.39, respectively. After recognizing the entire $4 million beneficial conversion feature, our basic and diluted net loss per share from continuing operations and basic and diluted net income (loss) per share, for the fiscal year ended December 31, 2000, was ($1.29) and $0.28, respectively. We do not believe that this change will have any material impact on our operations or financial condition.

WHAT FACTORS COULD CAUSE OUR RESULTS TO DIFFER SIGNIFICANTLY FROM THOSE YOU MIGHT EXPECT?

IF WE FAIL TO DISCOVER OR DEVELOP OR ARE DELAYED IN THE DEVELOPMENT OF PHARMACEUTICALS, OUR BUSINESS AND RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

     All of our potential pharmaceutical products are in various stages of research and development and will require significant additional research and development efforts before we can sell them. These efforts include extensive preclinical and clinical testing and lengthy regulatory review and approval by the FDA. The development of our new pharmaceutical products is highly uncertain and subject to a number of significant risks. To date we haven't developed a commercial drug and we do not expect any of our pharmaceuticals to be commercially available for a number of years. Pharmaceuticals that appear to be promising at early stages of development may not reach the market for a number of reasons, including the following:

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

WE MAY NOT BE SUCCESSFUL IN DEVELOPING A COMMERCIAL DRUG.

     Our company is primarily engaged in the earliest stage of drug discovery; namely, the design and systematic evaluation of therapeutic small molecule compounds. Our drug discovery programs are unproven. Although we have expended, and continue to expend, time and money on internal research and development programs, we may be unsuccessful in creating drug candidates that would enable us to form additional collaborations and receive milestone and/or royalty payments. Even if we are able to negotiate additional collaborations, we may never discover potential drug candidates that ultimately lead to a commercially available drug. We have not yet created, or contributed to the creation of, a commercial drug and there can be no assurance that we ever will discover, create or contribute to the creation of a commercial drug. As such, we do not currently have the internal capability to move potential products through clinical testing, manufacturing and the approval process through the FDA.

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

     In April 2000, we successfully sold our share of AAT, now ChemRx Advanced Technologies Inc., to DPI for 7,425,000 shares in DPI common stock.

     In December 2000, we successfully sold our shares of PPGx to DNAS for approximately $15 million in preferred stock of DNAS. Our DNAS shares are subject to contractual restrictions that limit our ability to liquidate our position in a timely manner. DNAS is a privately held company and there are limited opportunities to dispose of our interest. There can be no assurance that the businesses in which we hold these equity positions will be successful or that we will have the ability to sell all or a portion of our equity ownership in these businesses. In addition, there can be no assurance that the amount we may receive upon selling our equity ownership interest will provide significant funding so as to postpone for a meaningful time period the need to engage in other capital raising activities.

     Even if we are successful in obtaining financing from the sale of our interests in DPI and DNAS, we believe we will still need to pursue other financing opportunities to fund our research and development. Our future financing needs will depend on many factors, including the following:

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

     Our 2000 fund raising activities were as follows:

     - Private placement of shares of common stock in the first quarter, generating net cash proceeds of $29.5 million;

     - Equity line of credit in the second quarter, generating net cash proceeds of $9.6 million; and

     - Senior secured convertible notes in the third quarter, generating net cash proceeds of $24.6 million.

     We believe that existing cash, short-term investments, revenues from existing collaborations, potential proceeds from the liquidation of our investments in DPI and DNAS, our equity line with Acqua Wellington, and potential additional licensing revenues will enable us to continue current and planned operations for 18-24 months. We continue to actively pursue a variety of financing alternatives. There can be no assurances that we can liquidate our investments in DPI and DNAS in a timely manner, or that the proceeds from these investments will be adequate to meet our requirements to fund operations. Additionally, we cannot state with certainty that we will be eligible to draw funding on our equity facility with Acqua Wellington or that we will enter into additional collaborations. Finally, the senior secured convertible notes are collateralized by approximately 6.7 million shares of the DPI stock we own; accordingly, at such time that the DPI shares are liquidated, a substantial portion of the proceeds may be used to retire the debt.

     We expect that we will need to continue to raise money for a number of years until we achieve, if we ever achieve, substantial product or royalty revenues. We expect that we will seek additional funding through new collaborations, the extension of existing collaborations, through sale of our interests in DPI and DNAS, or through public or private equity or debt financings. We cannot be certain that additional funding will be available or that the terms will be acceptable. Existing stockholders will experience dilution of their investment if we raise additional funds by issuing equity. If adequate funds are not available, we may delay, reduce or eliminate any of our research or development programs. Furthermore, we may obtain funds through arrangements with collaborative partners or others that require us to give up rights to technologies or products that we would otherwise seek to develop or commercialize ourselves.

OUR INCREASED LEVERAGE COULD AFFECT OUR ABILITY TO SERVICE OUR DEBT OBLIGATIONS OR INCUR ADDITIONAL DEBT, WHICH COULD NEGATIVELY AFFECT OUR STOCK PRICE.

     We are and will continue to be leveraged. At December 31, 2000, we had a total indebtedness of approximately $28.8 million (of which $26 million consists of the notes, and the balance consists of outstanding balances under our capital lease obligations) and stockholders' equity of approximately $80 million.

     Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, including the notes, or to fund planned capital expenditures and research and development expenses, will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may need to refinance all or a portion of the principal of the notes on or prior to maturity. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to service our indebtedness, including the notes, or to fund our other liquidity needs. In addition, there can be no assurance that we will be able to effect any such refinancing on commercially reasonable terms or at all.

     We intend to fulfill our debt obligations, both from cash generated by our operations and from our existing cash and investments. We may add additional long-term debt and lines of credit.

     Our indebtedness could have significant additional negative consequences, including:

     - increasing our vulnerability to general adverse economic and industry conditions;

     - limiting our ability to obtain additional financing;

     - requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

     - limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

     - placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

IF WE CONTINUE TO INCUR OPERATING LOSSES FOR LONGER THAN EXPECTED, WE MAY BE UNABLE TO CONTINUE OPERATIONS AND OUR STOCK PRICE MAY DECLINE.

     While we generated net income of $9.9 million for the year ended December 31, 2000, we may never sustain profitability and do not expect to remain profitable in fiscal year 2001. We were profitable for fiscal year 2000 due to the sale, for stock, of two of our non-core subsidiary companies: AAT, which was sold to DPI, and PPGx, which was sold to DNAS. We have experienced significant continuing operating losses since we started business. We have not generated any pharmaceutical product sales revenue. For the year ended December 31, 2000, we generated a net loss from continuing operations of approximately $45.4 million, and as of December 31, 2000, we had an accumulated deficit of approximately $267.4 million. We expect that we will continue to incur significant operating losses over at least the next several years as our research and development efforts and preclinical and clinical testing activities continue. Our future profitability depends on our ability to complete product development and obtain regulatory approval for our drug candidates. If we fail to become profitable or are unable to sustain profitability on a quarterly or annual basis, we may be unable to continue operations and our stock price may decline.

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

     A large portion of our revenues to date have resulted from these collaborations. The research funding phase of most of our collaborations will come to an end in the next year unless continued or extended by agreement with our collaborators. If our collaborations are not extended or we do not enter into additional collaborative relationships, we will have to seek other sources of revenue, including additional financing and/or sell interests in our affiliated businesses. We cannot be certain that we will receive any additional revenue from these arrangements beyond the minimum contractual commitments of our partners.

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

     In the fourth quarter of 2000, we completed a Phase II clinical trial on our compound, APC 2059, in ulcerative colitis. Before we can move forward to more advanced trials, extensive safety pharmacology and dose-ranging pre-clinical research is necessary. As these clinical trials are intended to establish safety in humans, we cannot be certain that we will be able to initiate or complete necessary future clinical trials successfully. Our collaboration partner Bayer is moving forward with advanced pre-clinical studies of a compound developed in our collaboration with them for the treatment of asthma that would be taken as a pill. We cannot be certain that the clinical trials of this compound will be initiated or completed successfully. Finally, we cannot be certain that any other drug candidates which may enter clinical trials will successfully complete those trials or that we or our collaborators will be able to show the safety and effectiveness of these drug candidates.

IF WE FAIL TO OBTAIN REGULATORY APPROVALS TO COMMERCIALLY MANUFACTURE OR SELL ANY OF OUR DRUGS, OR IF APPROVAL IS DELAYED, WE WILL BE UNABLE TO GENERATE REVENUE FROM THE SALE OF OUR PRODUCTS.

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

     None of our drug candidates has received regulatory approval. If we fail to obtain this approval, we will be unable to commercially manufacture and sell our drug products. We have several drugs in various stages of preclinical development and one drug in Phase II clinical development. These products are not expected to be available for several more years, if at all. Because of the risks and uncertainties involved in development of drug products, our drug candidates could take significantly longer to gain approval than we expect or may never gain approval. If regulatory approval is delayed, the value of our company and our operating results could be adversely affected. Even if regulatory approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the successful promotion of those products.

     Even if we obtain regulatory approval, we may be required to continue clinical studies even after we have started selling a drug. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling of the product. This could delay or prevent us from generating revenues from the sale of that drug or cause our revenues to decline.

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

     Disputes may arise in the future with regard to the ownership of rights to any technology developed with collaborators. These and other possible disagreements with collaborators could lead to delays in the achievement of milestones or receipt of royalty payments or in research, development and commercialization of our pharmaceuticals. In addition, these disputes could require or result in lawsuits or arbitration. Lawsuits and arbitration are time-consuming and expensive. Even if we win, the cost of these proceedings could adversely affect our business, financial condition and results of operations. Furthermore, these proceedings could adversely affect our stock price or our business reputation and may make the process of entering into additional collaborative relationships more difficult.

BECAUSE WE DO NOT HAVE MANUFACTURING FACILITIES FOR OUR PROPOSED DRUG PRODUCTS OR COMMERCIAL MANUFACTURING EXPERIENCE, WE COULD EXPERIENCE MANUFACTURING DELAYS OR PROBLEMS THAT HURT OUR PRODUCT SALES.

     We have no manufacturing facilities for our proposed drug products, and our potential products have never been commercially manufactured. We must currently rely on our collaborators, Merck, Aventis, and Bayer, to manufacture our products. We must find contract manufacturers or commit capital to establish FDA approved facilities for non-partnered drug candidates. We believe that our collaborators or contract manufacturers or we will be able to manufacture our compounds at a cost and in quantities necessary to make them commercially acceptable. However, we cannot be certain that this will be the case. If we or our collaborators or third party manufacturers are unable to manufacture or contract with others for a sufficient supply of our compounds on acceptable terms, we may have to delay any of the following:

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

IF WE FAIL TO RECRUIT AND RETAIN PROFESSIONAL STAFF, OUR PRODUCT DEVELOPMENT PROGRAMS WILL BE DELAYED.

     We are highly dependent on the senior members of our scientific and management staff. Retaining and attracting qualified personnel, consultants and advisors is critical to our success. If we fail to recruit and retain qualified personnel, our product development efforts will be delayed. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We have experienced high attrition rates in the last several years. We are currently seeking to hire additional qualified scientific personnel to perform research and development, and to replace those leaving the company. In addition, we expect that we will need to add management personnel and develop additional expertise by existing management personnel in order to expand product development and clinical testing. We cannot be certain that we will be able to attract and retain such individuals on acceptable terms or at all.

     In addition, our collaborators and consultants are not our employees. As a result, we have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our activities. These academic collaborators may also have relationships with other commercial entities, some of whom may be our competitors.

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

     - any shortfall in our revenues, net income or cash reserves from that expected by securities analysts;

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

OUR SENIOR SECURED NOTES ARE CONVERTIBLE INTO SHARES OF COMMON STOCK; THERE ARE RISKS ASSOCIATED WITH REDEEMING THESE NOTES AND THEIR CONVERSION MAY BE DILUTIVE.

     In September 2000, we issued $26 million in senior secured convertible notes, which bear interest at 8% per annum and have a conversion price of $7.06 per share. These notes are due in November 2004; however, the holder of the notes may choose to convert the notes at any time into shares of our common stock. Upon maturity of these notes, the holders may choose to have the notes repaid in cash or shares of our common stock. In the event that some or all of the note holders request that the notes be repaid in cash upon maturity in November 2004, we may not have sufficient cash to satisfy all of our obligations under the notes. The underlying collateral pledged against those notes (approximately 6.7 million shares of DPI stock owned by us) may not be sufficient to satisfy the debt obligation. In addition, conversion of these notes into common stock will be dilutive to the shareholders.

ITEM 2. PROPERTIES

     We currently lease approximately 170,000 square feet and occupy approximately 111,000 square feet of laboratory, support and administrative space in South San Francisco, California. Leases expire on these facilities on November 30, 2003 with respect to approximately 52,000 square feet; on July 31, 2005 on approximately 33,000 square feet; on August 4, 2006 on approximately 83,000 square feet and on a month to month arrangement on approximately 2,000 square feet. Most of these leases have additional options for extensions. In 2000, the Company converted a warehouse lease into a ground lease for 25 years with options to extend for two additional 10-year periods. The company is constructing a medicinal chemistry building on this lot which will include approximately 43,500 square feet of laboratory and office space. Construction is expected to be complete in the second half of 2001. We are subleasing approximately 33,000 square feet to an unrelated third party, with the lease and sublease expiring on July 31, 2005. In addition, we are subleasing approximately 25,000 square feet to DPI, with the lease and sublease expiring on November 30, 2003. We expect to sublease 52,000 square feet of adjacent space to DPI when we occupy the new medicinal chemistry facility. DPI also has the right of first refusal to sublease the remainder of that 52,000 square foot facility or approximately 25,000 square feet upon the opening of the new medicinal chemistry facility. Our existing and planned facilities are believed to be adequate to meet our present requirements, and we currently believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we are subject to legal proceedings or claims arising in the ordinary course of its business. While the outcome of any such proceedings or claims cannot be predicted with certainty, our management does not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, no matters were submitted to a vote of the stockholders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below is biographical information on executive officers of Axys as of February 28, 2001.

                NAME                   AGE                      POSITION WITH AXYS
                ----                   ---                      ------------------
Paul J. Hastings.....................  41     President and Chief Executive Officer, and a member of
                                              the Board of Directors
Daniel F. Hoth, M.D. ................  55     Senior Vice President, Chief Medical Officer
William J. Newell, J.D. .............  43     Senior Vice President, Corporate and Business
                                              Development and Secretary
David E. Riggs.......................  49     Senior Vice President, Chief Financial Officer
Michael C. Venuti, Ph.D. ............  47     Senior Vice President, Research and Preclinical
                                              Development, and Chief Technical Officer
Douglas H. Altschuler................  44     Vice President, General Counsel and Assistant
                                              Secretary

PAUL J. HASTINGS

     Mr. Hastings joined the Company in January 2001, from Chiron Corporation of Emeryville, CA where he was President of Chiron Bio-Pharmaceuticals from 1999-2000. Before Chiron, from 1998-1999, Mr. Hastings served as the President and Chief Executive Officer of LXR Biotechnology, a company focused on the role of apoptosis in cardiovascular disease and oncology. From 1994-1998, Mr. Hastings held a series of management positions at Genzyme Corporation of Cambridge, MA, the last of which was President of Genzyme Therapeutics worldwide. From 1989-1994, Mr. Hastings was at Synergen, in Boulder, CO, as Vice President of Marketing and Sales and General Manager, Synergen Europe, and from 1984-1989, was with Hoffmann-La Roche, Nutley, NJ, in marketing and sales management positions. Mr. Hastings holds a B.S. in Pharmacy from the University of Rhode Island.

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

WILLIAM J. NEWELL, J.D.

     Mr. Newell joined the Company in August 1998. He has responsibility for all of the Company's corporate development and business development activities. He was previously responsible for the Company's legal affairs. Previously, Mr. Newell practiced at the firm of McCutchen, Doyle, Brown & Enersen, LLP (Palo Alto office) where he had been a partner since 1990. He received his J.D. from the University of Michigan Law School and holds an A.B. from Dartmouth College.

DAVID E. RIGGS

     Mr. Riggs joined the Company in September 2000 from Unimed Pharmaceuticals, Inc. where he was senior vice president, business operations from September 1999 to September 2000, and Chief Financial Officer from 1992 to September 1999. At Unimed from 1992-1999, Mr. Riggs was responsible both for building the company's commercial platform, its integration as a specialty drug company, product licensing and acquisition activities as well as the financial management of the company. While at Unimed, Mr. Riggs concurrently held the CFO position at NeoPharm, Inc. He has a B.S. in Accounting from the University of Illinois, and a M.B.A. in finance and quantitative methods from DePaul University in Chicago, IL.

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

DOUGLAS H. ALTSCHULER, J.D.

     Mr. Altschuler joined the Company in December 2000 from Mentor Corporation where he was Vice President/General Counsel and Compliance Officer from 1996 to 2000. At Mentor, Mr. Altschuler was responsible for all aspects of Mentor's legal and compliance issues. Previously, from 1994 to 1996, Mr. Altschuler was an attorney with the law firm of Bleecher & Collins; from 1988 to 1993, he was an attorney in the Los Angeles office of Jones, Day, Reavis & Pogue. Mr. Altschuler received his J.D. from the University of Arizona School of Law and a B.S. in Chemistry and Biology from the University of Arizona.

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

                                                               HIGH      LOW
                                                              ------    -----
1999
  First Quarter.............................................  $ 8.13    $3.75
  Second Quarter............................................    4.50     3.00
  Third Quarter.............................................    5.97     3.56
  Fourth Quarter............................................    4.96     2.69

2000
  First Quarter.............................................   20.25     3.88
  Second Quarter............................................    9.00     3.53
  Third Quarter.............................................    8.88     5.00
  Fourth Quarter............................................    7.13     3.56

     On February 28, 2001, the last sale price reported on the Nasdaq National Market for the Company's common stock was $4.25 per share.

HOLDERS

     As of February 28, 2001 there were approximately 523 stockholders of record of the Company's common stock.

DIVIDENDS

     Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors.

RECENT SALES OF UNREGISTERED SECURITIES

     In February 2000, we sold an aggregate of 3.5 million newly issued shares of our common stock to selected institutional and other accredited investors for $31.5 million in gross proceeds. We are using net proceeds from this private placement for working capital and other general corporate purposes.

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

RECENT SALES OF REGISTERED SECURITIES

     In July 2000, we completed the sale of an aggregate 1,639,344 shares of common stock to Acqua Wellington North American Equitus Fund, Ltd., pursuant to a shelf registration for $10 million. We have the option to sell an additional $40 million of common stock under our equity financing facility through September 2001. We intend to use the net proceeds from this offering for working capital and other general corporate purposes.

     In September 2000, we issued $26 million aggregate amount of 8% senior secured convertible notes due 2004 and related warrants, initially entitling the purchasers of such warrants to acquire an aggregate of 1,841,360 shares of our common stock at exercise prices ranging from $8.82 per share to $10.59 per share. We are using the net proceeds from this offering for working capital and other general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

                           AXYS PHARMACEUTICALS, INC.

     The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" which is included elsewhere in this Annual Report on Form 10-K.

                                                            YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                              2000       1999(1)    1998(1)(2)   1997(1)     1996
                                            ---------   ---------   ----------   --------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS:
Revenues..................................  $   6,990   $  24,084   $  35,760    $ 20,499   $21,560
Operating costs and expenses:
  Research and development................     36,575      55,174      57,502      27,062    24,319
  General and administrative..............      9,999      10,872      13,411       7,153     5,409
  Restructuring charge....................       (592)      5,175          --          --        --
  Acquired in-process research and
     development..........................         --          --     124,888          --       230
                                            ---------   ---------   ---------    --------   -------
          Total operating costs and
            expenses......................     45,982      71,221     195,801      34,215    29,958
                                            ---------   ---------   ---------    --------   -------
Operating loss............................    (38,992)    (47,137)   (160,041)    (13,716)   (8,398)
Interest income (expense), net............     (4,105)        341       2,317       2,422     2,470
Equity in losses of joint venture.........     (3,208)       (836)     (2,393)         --        --
Other income/expense, net.................        889        (852)         --          --        --
                                            ---------   ---------   ---------    --------   -------
Net loss from continuing operations.......    (45,416)    (48,484)   (160,117)    (11,294)   (5,928)
Discontinued operations...................     (5,941)       (279)      3,993         327        --
Gain on disposal of segment...............     61,213          --          --          --        --
                                            ---------   ---------   ---------    --------   -------
Net income (loss).........................  $   9,856   $ (48,763)  $(156,124)   $(10,967)  $(5,928)
                                            =========   =========   =========    ========   =======

Net loss per share, basic and diluted from
  continuing operations...................  $   (1.29)  $   (1.59)  $   (5.38)   $  (0.75)  $ (0.45)
Net income (loss) per share, basic and
  diluted.................................  $    0.28   $   (1.60)  $   (5.25)   $  (0.73)  $ (0.45)
Weighted average number of shares used in
  computing basic and diluted net loss per
  share...................................     35,281      30,385      29,758      15,025    13,177

--------------------------------------------------------------------------------

                                                                 DECEMBER 31,
                                            -------------------------------------------------------
                                              2000        1999         1998        1997      1996
                                            ---------   ---------   ----------   --------   -------
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  investments.............................  $  41,776   $  26,657   $  72,717    $ 53,408   $66,720
Total assets..............................    118,696      55,734     107,262      73,584    80,832
Long-term obligations.....................     27,889          57      16,816      15,331    10,676
Accumulated deficit.......................   (267,355)   (277,211)   (229,895)    (73,771)  (62,804)
Total stockholders' equity................     79,565      14,047      60,512      43,890    52,900

---------------
(1) Reclassified results of operations in accordance with Accounting Principles Board Opinion No. 30 in connection with the sale of Axys Advanced Technologies and PPGx, Inc. during 2000.

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

  Overview

     We are a biopharmaceutical company focused on the discovery, design and development of therapeutic small molecules that address significant markets with major unmet medical needs. We collaborate with large pharmaceutical companies in discovering therapeutics for chronic diseases for which there are large markets. We also selectively focus our own resources on discovering and developing therapeutics for the treatment of various types of cancer and other specialty market therapeutics. We have on-going programs in the treatment of autoimmune, inflammatory diseases, and cancer. Our drug design platform integrates advanced biology, chemistry, biophysics and information technologies to optimize the potency, selectivity and physical properties of new drugs, making the drug discovery process more efficient and productive.

     During 2000, we completed a Phase II open label clinical trial using APC 2059 for the treatment of ulcerative colitis. Study results suggest that further development of APC 2059 in ulcerative colitis is warranted. In January 2001, we reacquired exclusive rights to develop APC 2059, for non-oral applications in return for an up-front payment to Bayer and potential future royalty payments. In March 2001, the Company determined that additional dose-ranging safety pharmacology studies should be initiated before beginning additional further human clinical trials. Further human clinical testing will be delayed until these safety pharmacology studies are completed and results evaluated.

     To date, we have not generated any product revenue in our drug discovery programs and do not expect to generate such revenue for at least several years. As of December 31, 2000, we had an accumulated deficit of $267 million. We expect that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. Included in our accumulated deficit at December 31, 2000 was approximately $148 million of acquired in-process research and development from the acquisition of Khepri Pharmaceuticals, Inc. in 1995 and the acquisition of Sequana Therapeutics, Inc. ("Sequana") in January 1998. We expect our sources of revenue, if any, for the next several years to consist of payments under corporate partnerships. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses are expected to result in significant operating losses for the foreseeable future. We will not receive product revenues or royalties from our collaborative partners before completing clinical trials and successfully commercializing these products.

     We are subject to risks common to biopharmaceutical companies, including risks inherent in our research and development efforts and clinical trials, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition and uncertainty of regulatory approvals. In order for a product to be commercialized, it will be necessary for us, and in some cases, our collaborators, to conduct preclinical tests and clinical trials to demonstrate the efficacy and safety of our product candidates, obtain regulatory clearances and enter into manufacturing, distribution and marketing arrangements as well as obtain market acceptance. There can be no assurance that we will generate revenues or achieve and sustain profitability in the future.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

  1999 Events Which Affected Comparability with 2000:

     In December 1999, we closed our La Jolla operations, which primarily represented the Sequana business acquired in 1998, and relocated our oncology genomics research activities to our South San Francisco headquarters. As a result of this action, a one-time restructuring charge of $5.2 million was recorded in 1999. At the time of the Sequana acquisition, the following research programs were in progress: Asthma, partnered with Boehringer Ingelheim GmbH; Osteoporosis, partnered with Corange International Ltd. (currently F.
Hoffmann -- La Roche Ltd.); Non-Insulin Dependent Diabetes Mellitus, partnered with GlaxoWellcome (currently Glaxo SmithKline, Inc.); Schizophrenia/Bipolar, partnered with Parke-Davis (currently Pfizer, Inc.) Pharmaceutical Research division of Warner-Lambert Company; and the unpartnered programs in Obesity, Alzheimer's and Pharmacogenomics. As of December 31, 1999 the Schizophrenia/Bipolar program was transferred to Parke-Davis and the Pharmacogenomics program was spun off into the PPGx subsidiary with PPD. All other programs have ended.

     In September 1999, Akkadix completed its acquisition of Global Agro, Inc. The acquisition resulted in our Company's equity ownership interest in Akkadix falling below 50% and thereafter Akkadix is accounted for under the equity method.

     In February 1999, we formed a majority owned subsidiary, PPGx, which was engaged in the business of providing pharmacogenomic (the science of how genetic variations among individuals affects drug safety and efficacy) products and services to the pharmaceutical industry. In connection with the formation of PPGx, Axys contributed certain assets and technology in exchange for an 82% ownership interest in PPGx. PPD, Inc. acquired an 18% equity interest in PPGx, in exchange for contributing certain assets, technology, cash and loan guarantees and the exclusive, worldwide right to market the pharmacogenomic products and services of PPGx.

  2000 Event Which Affected the Company's Operations:

     During 2000, we completed the sale of two of our three non-core subsidiary businesses created several years ago from our technology. We obtained equity from the acquiring companies in consideration for the sale of these entities. We plan to liquidate these equity shares over time to fund our future research and development. The transactions involved are:

     - The sale of Axys Advanced Technologies, Inc. ("AAT") to Discovery Partners International, Inc. ("DPI"), resulting in consideration to Axys of 7,425,000 shares of DPI common stock; and

     - The sale of PPGx, Inc. ("PPGx") to DNA Sciences, Inc. ("DNAS"), resulting in consideration to Axys of 1,478,550 shares of Series D preferred stock and 108 shares of common stock.

  Events That Happened Subsequent to 2000, Which Will Affect Us in the Future:

     Akkadix (formerly known as Xyris) focuses its business on agricultural biotechnology. In 1999, Bay City Capital ("BCC") and an affiliated fund, North American Nutrition & Agribusiness Fund, L.P. ("NANAF"), became a primary source of funding for Akkadix. In 2000, we and BCC each provided Akkadix with bridge loan financing of $2.5 million, which we each subsequently increased by another $100,000. In accordance with the equity method of accounting, we recorded a charge of approximately $2.8 million in 2000, representing our share of Akkadix's losses and substantially all of our investment in Akkadix.

     In March 2001, BCC and NANAF each exercised its option to exchange its shares of Akkadix preferred stock for shares of Axys common stock. These option exercises increased our ownership interest in Akkadix from 23% at December 31, 2000 to 44% in March 2001. We do not expect to receive any future value, nor are we planning to make future investments in Akkadix and its future viability as a business is very uncertain. As a result of our ownership interest in Akkadix, we expect to record a non-cash charge of up to $9 million in the first quarter of 2001.

  Collaboration and Licensing Revenues for 2000 Compared to 1999

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

     - Milestone Payments: Payments that are based on our Company or our partner achieving certain technical or regulatory milestones in the collaboration. Milestone payments are recorded as revenues upon the achievement of mutually agreed upon milestones.

     Our collaboration and licensing revenues decreased to $7.0 million for the year ended December 31, 2000, from $24.1 million in 1999. Collaboration and licensing revenues (which generally consist of research support and license fees), for the year ended December 31, 2000 were attributable to collaborative research agreements with: (i) Aventis Pharmaceutical Products, Inc. for the development of small molecule therapeutics that inhibit cathepsin S, associated with certain inflammatory diseases and (ii) Merck & Co., Inc. for the development of small molecule inhibitors of proteases involved in osteoporosis. Revenues in 2000 decreased when compared to 1999 as the following collaborative research programs were concluded: (i) the Boehringer Ingelheim International GmbH gene identification program in asthma (ii) the Parke-Davis (currently known as Pfizer, Inc.) gene identification program in schizophrenia and bipolar disorder and (iii) the Bristol-Myers Squibb Company collaboration for the development of protease inhibitors involved in hepatitis C infection.

  Research and Development Expenses for 2000 Compared to 1999

     Our research and development expenses decreased to $36.6 million for the year ended December 31, 2000, from $55.2 million in 1999. The decrease was primarily due to lower expenses as a result of the 1999 shutdown of our La Jolla operation and lower headcount in 2000 from 1999 levels.

  General and Administrative Expenses for 2000 Compared to 1999

     Our general and administrative expenses were $10.0 million for the year ended December 31, 2000, compared to $10.9 million in 1999. The decrease was primarily due to lower expenses as a result of the shut down of our La Jolla operation in 1999.

  Interest Income and Interest Expense for 2000 Compared to 1999

     Interest income decreased to $1.8 million for the year ended December 31, 2000, from $2.3 million in 1999. The decrease was primarily due to the decrease in average cash and investment balances between the periods. Interest expense increased to $5.9 million for the year ended December 31, 2000, from $2.0 in 1999. The increase was due primarily to an embedded beneficial conversion charge of $4 million recorded in the fourth quarter of 2000.

  Equity in Losses of Equity-Method Investee for 2000 Compared to 1999

     Equity in losses of equity-method investee increased to $3.2 million for the year ended December 31, 2000 as compared to $0.8 million in 1999. The increase was primarily due to the Company expensing its $2.8 million investment in Akkadix during the fourth quarter of 2000.

  Restructuring Charge in 2000 Compared to 1999

     In December 1999, we completed the closing of our La Jolla operations and relocated the oncology genomics research activities to the South San Francisco headquarters. At December 31, 1999, $1.9 million remained in an accrual relating to this restructuring charge. During 2000, we revised our restructuring charge and reversed approximately $592,000 of this accrual as a result of assigning the La Jolla facility lease to a third party.

  Other Income/Expense in 2000 Compared to 1999

     Other income and expense represents the gain on sale of a portion of the common stock held as short-term marketable investments.

YEARS ENDED DECEMBER 31, 1999 AND 1998

  Collaboration and Licensing Revenues for 1999 Compared to 1998

     Our collaboration and licensing revenues decreased to $24.1 million for the year ended December 31, 1999, from $35.8 million in 1998. Collaboration and licensing revenues (which generally consist of research support and license fees), for the year ended December 31, 1999 were attributable to the collaborative research agreements with: (i) Parke-Davis in the gene identification program in schizophrenia and bipolar disorder; (ii) Bristol-Myers Squibb for the development of protease inhibitors involved in hepatitis C infection; (iii) Aventis for the development of small molecule therapeutics that inhibit cathepsin S, associated with certain inflammatory diseases, and (iv) Merck for the development of small molecule inhibitors of proteases involved in osteoporosis. 1999 revenues decreased when compared to 1998 due to lower revenues recognized under the following agreements: (i) the end of research support in June 1999 under the Boehringer Ingelheim International GmbH agreement for the gene identification program in asthma; (ii) the winding-down of the Parke-Davis gene identification program for schizophrenia and bipolar disorder, and (iii) the conclusion in mid-1998 of the Pharmacia Corporation agreement for the development of inhibitors of Factor Xa.

  Research and Development Expenses for 1999 Compared to 1998

     Our research and development expenses decreased to $55.2 million for the year ended December 31, 1999, from $57.5 million in 1998. The decrease is primarily due to reduced headcount in 1999. Research and development expenses in 1999 reflect a partial year of Akkadix activity.

  General and Administrative Expenses for 1999 Compared to 1998

     Our general and administrative expenses decreased to $10.9 million for the year ended December 31, 1999, from $13.4 million in 1998. The decrease is primarily due to lower expenses as a result of the winding down of activities in our La Jolla operation in 1999.

  Interest Income and Interest Expense for 1999 Compared to 1998

     Interest income decreased to $2.3 million for the year ended December 31, 1999, from $4.7 million in 1998. The decrease was primarily due to the decrease in average cash and investment balances between the periods. Interest expense decreased to $2.0 million for the year ended December 31, 1999, from $2.4 million in 1998. The decrease was primarily due to the lower debt balances from our lines of credit and existing leasing arrangements in 1999.

  Equity in Losses of Equity Method Investee for 1999 Compared to 1998

     Equity in losses of equity method investee decreased to $0.8 million for the year ended December 31, 1999 as compared to $2.4 million in 1998, and was due to the decrease in the loss for Genos Biosciences, Inc ("Genos"), our joint venture with Memorial Sloan Kettering Cancer Center. This amount represents Axys' 50% portion of Genos' loss for 1999. The decrease is primarily due to the winding down of operations of Genos in May 1999. In the third quarter of 1999, we wrote off the balance of the investment in Genos.

  Restructuring Charge for 1999 Compared to 1998

     In December 1999, we completed the closing of our La Jolla operations and relocated our oncology genomics research activities to our South San Francisco headquarters. As a result of this action, a one-time charge of $7.0 million was taken during the third quarter of 1999, of which $2.2 million related to severance and other employee-related costs, $1.7 million related to facilities costs, $1.8 million related to the disposal of assets, and $1.3 million in other costs associated with the restructuring. In the fourth quarter of 1999, the restructuring charge was reduced by $1.8 million, to $5.2 million due to a change in estimates resulting from the additional subleases of the La Jolla facility, and from proceeds from the disposal of equipment and other assets associated with closing down the La Jolla facility. The facilities costs include lease payments in La Jolla net of proceeds from existing subleases. As a result of closing the facility, we eliminated 120 positions of which 93 were included in the severance calculation and 27 positions were eliminated through attrition and cancellation of open requisitions. At December 31, 1999, the remaining accrual relating to the restructuring was approximately $1.9 million.

  Other Income/Expense for 1999 Compared to 1998

     Other income and expense represents primarily the write-off of Axys' 50% interest in Genos totaling $0.9 million in 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. We will adopt the new Statement effective January 1, 2001. The Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     Based on our derivative positions at December 31, 2000, which are limited to warrants to purchase common shares of DPI stock (see Note 2 to our Financial Statements) and certain key employee contracts to acquire investments held by us (see Note 10 to our Financial Statements), we estimate that upon adoption we will record a charge from the cumulative effect of an accounting change of approximately $400,000 recognized in the statement of operations in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed operations since inception primarily through private and public offerings of capital stock, through corporate collaborative research and from a secured convertible note issuance. As of December 31, 2000, we had realized, since inception, approximately $229 million in net proceeds from offerings of our capital stock. In addition, we have realized approximately $180 million (adjusted for the sales of AAT and PPGx) since inception from our collaborative research agreements. Our Company received net proceeds of $24.6 million from the issuance of senior secured convertible notes in September 2000.

     Our principal sources of liquidity are our cash and investments, which totaled $41.2 million as of December 31, 2000. We had a $30 million line of credit under which there was no outstanding balance as of December 31, 2000. We canceled this line of credit in February 2001, as the collateral requirements made it difficult to utilize.

     Our marketable securities at December 31, 2000 include approximately 35,450 shares of Maxim Pharmaceutical, Inc. common stock. These shares are subject to a lock-up arrangement that restricts our ability to sell the securities, which expires over a six-month period from December 2000, at a rate of 17,725 shares per quarter.

     Net cash and cash equivalents used in operating activities for the year ended December 31, 2000 was $38.8 million compared to $39.3 million in the same period in 1999. While cash used from operating activities was comparable to the previous year, we realized less cash from collaborations and we disposed of AAT, a cash flow positive business, during 2000. Conversely, we reduced our cash burn during 2000 by reducing headcount as we focused on drug discovery activities. Cash used in operating activities is expected to fluctuate from quarter to quarter depending, in part, upon the timing and amounts, if any, of cash received from existing and new collaboration agreements and the liquidation of equity held in DPI and DNAS.

     We purchased approximately $4.0 million of property and equipment during the year ended December 31, 2000. We expect to acquire or lease additional equipment in connection with our future research and development activities. In August 2000 the Company began construction of a new 43,500 square foot medicinal chemistry building adjacent to our principal offices and laboratory buildings in South San Francisco. The Company expects the building to be completed in the second half of 2001 and to relocate personnel from our off-campus medicinal chemistry building to the new building. We are currently self-funding construction costs until financing can be arranged. As of February 28, 2001, we had incurred approximately $2.7 million on the construction and have a total commitment of $5.0 million. While we are actively seeking financing, there can be no assurance that we will obtain financing on this facility.

     We acquired our interest in DPI in connection with the April 2000 sale of AAT, our combinatorial chemistry business, to DPI. In July 2000, DPI completed an initial public offering of its common stock and commenced trading on the NASDAQ under the symbol "DPI". We hold 7,425,000 shares of DPI common stock, which, prior to the initial public offering, represented approximately 43% of the outstanding shares of DPI. DPI sold 5 million shares of its common stock in its initial public offering, at a price of $18 per share, raising gross proceeds of approximately $90 million. This reduced our ownership in DPI to approximately 31%. As of February 28, 2001, our investment in DPI has a market value of approximately $66.8 million. We plan as collateral to liquidate our investment in DPI as soon as possible, subject to Rule 144 sales and certain contractual restrictions. Our shares of DPI are pledged as collateral under our senior secured convertible notes. In addition, our stock sales to any person or affiliated group are contractually required to be less than 5% of their outstanding shares of DPI unless pre-approved by DPI.

     In July 2000, we completed a sale of $10 million of our common stock, under a shelf registration relating to the offer and sale of up to $50 million of our common stock. The shares of common stock were sold at a discounted weighted average price of $6.10 per share to Acqua Wellington North American Equitus Fund, Ltd.. Under the agreement with Acqua Wellington, we may, from time to time, and at our discretion, issue and sell to Acqua Wellington up to an additional $40 million of common stock, at a price per share based on the daily volume weighted average price. In addition, we may also grant to Acqua Wellington a right to purchase additional shares up to an amount equal to the number of shares we elect to sell during that period.

     In September 2000, we issued $26 million in senior secured convertible notes (the "Notes"), which bear interest at 8% per annum. Interest is payable quarterly and may be paid in cash or in shares of our common stock at our sole discretion. The Notes are convertible into our common stock with a conversion price of $7.06 per share. The Notes are secured by shares of DPI which are held in trust for us. We retain the right to substitute other appropriate collateral. In connection with these Notes, we issued warrants to purchase up to 1,841,360 of our Company's common stock. These warrants have an exercise price per share ranging from $8.82 to $10.59, and expire October 1, 2004. The fair value of these warrants (using the Black-Scholes option-pricing model to value the warrants), of $5.7 million is treated as a debt issuance costs of the Notes, was capitalized, and is being amortized to interest expense using the effective interest method over the life of the debt. These warrants along with other debt issuance costs have a non-cash effect on our Company.

     Also in September 2000, we entered into a financing agreement with a lease financing company under which we have the ability to finance up to $8.0 million of future purchases of lab equipment and tenant improvements. At December 31, 2000, we had borrowed approximately $3.0 million under this financing line.

     The drug development process is expensive and will require that we raise money in the future until our Company begins to generate substantial product or royalty revenues, if ever. We believe that existing cash, short-term investments, revenues from existing collaborations, potential proceeds from the liquidation of our investments in DPI and DNAS, our equity line with Acqua Wellington, and potential additional licensing revenues will enable us to continue current and planned operations for 18-24 months. We continue to actively pursue a variety of financing alternatives. There can be no assurances that we can liquidate our investments in DPI and DNAS in a timely manner, or that the proceeds from these investments will be adequate to meet our requirements to fund operations. Additionally, we cannot state with certainty that we will be eligible to draw funding on our equity facility with Acqua Wellington or that we will enter into additional collaborations. Finally, the senior secured convertible notes are collateralized by approximately 6.7 million shares of the DPI stock we own; accordingly, at such time that the DPI shares are liquidated, a substantial portion of the proceeds may be used to retire the debt.

     We expect that we will need to continue to raise money for a number of years until we achieve, if we ever achieve, substantial product or royalty revenues. We expect that we will seek additional funding through new collaborations, the extension of existing collaborations, through sale of our interests in DPI and DNAS, or through public or private equity or debt financings. We cannot be certain that additional funding will be available or that the terms will be acceptable. Existing stockholders will experience dilution of their investment if we raise additional funds by issuing equity. If adequate funds are not available, we may delay, reduce or eliminate any of our research or development programs. Furthermore, we may obtain funds through arrangements with collaborative partners or others that require us to give up rights to technologies or products that we would otherwise seek to develop or commercialize ourselves.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is principally limited to our cash equivalents and investments that have maturities of less than one year and equity investments in public and private companies. We maintain an investment portfolio of investment grade, liquid securities that limit the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure. If market interest rates were to increase by 100 basis points, or 1%, from December 31, 2000 levels, the fair value of our portfolio would decline by approximately $50,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                      WITH REPORT OF INDEPENDENT AUDITORS

                                                              PAGE
                                                              ----
AXYS PHARMACEUTICALS, INC.
Report of Ernst & Young LLP, Independent Auditors...........   35
Balance Sheets..............................................   36
Statements of Operations....................................   37
Statement of Stockholders' Equity...........................   38
Statements of Cash Flows....................................   39
Notes to Financial Statements...............................   40

DISCOVERY PARTNERS INTERNATIONAL, INC.
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)...  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes of Financial Statements...............................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Axys Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of Axys Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axys Pharmaceuticals, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Palo Alto, California
March 2, 2001

                           AXYS PHARMACEUTICALS, INC.

                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $  41,247    $  23,577
  Marketable securities.....................................        529        3,080
  Accounts receivable, trade................................         --        4,786
  Inventories...............................................         --        2,258
  Prepaid expenses and other current assets.................      2,890        1,524
                                                              ---------    ---------
          Total current assets..............................     44,666       35,225
Property and equipment, net.................................     10,983       18,873
Investment in equity-method investee........................     40,367           --
Other investments...........................................     15,007           --
Notes receivable from employees.............................        365          715
Debt issuance costs, net....................................      6,753           --
Other assets................................................        555          921
                                                              ---------    ---------
                                                              $ 118,696    $  55,734
                                                              =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   5,406    $   4,563
  Accrued compensation......................................      2,154        2,980
  Other accrued liabilities.................................      2,503        5,284
  Deferred revenue..........................................        229        2,083
  Current portion of capital lease and debt obligations.....        950       23,646
                                                              ---------    ---------
          Total current liabilities.........................     11,242       38,556
Capital lease obligations, noncurrent.......................      1,889           57
Subordinated notes..........................................     26,000           --
Minority interest...........................................         --        3,074
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000,000 shares
     authorized, none issued or outstanding.................         --           --
  Common stock, $0.001 par value, 50,000,000 shares
     authorized, 37,270,144 and 30,471,281 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................    347,444      291,328
Accumulated other comprehensive loss........................       (524)         (70)
Accumulated deficit.........................................   (267,355)    (277,211)
                                                              ---------    ---------
          Total stockholders' equity........................     79,565       14,047
                                                              ---------    ---------
                                                              $ 118,696    $  55,734
                                                              =========    =========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            --------    --------    ---------
Collaboration and license revenue.........................  $  6,990    $ 24,084    $  35,760
Operating expenses:
  Research and development................................    36,575      55,174       57,502
  General and administrative..............................     9,999      10,872       13,411
  Restructuring charge....................................      (592)      5,175           --
  Acquired in-process research and development............        --          --      124,888
                                                            --------    --------    ---------
          Total operating expenses........................    45,982      71,221      195,801
                                                            --------    --------    ---------
Operating loss............................................   (38,992)    (47,137)    (160,041)
Interest income...........................................     1,780       2,346        4,720
Interest expense..........................................    (5,885)     (2,005)      (2,403)
Equity in losses of equity-method investees...............    (3,208)       (836)      (2,393)
Other income/(expense)....................................       889        (852)          --
                                                            --------    --------    ---------
Loss from continuing operations...........................   (45,416)    (48,484)    (160,117)
Discontinued operations:
  (Loss) income from operations of a discontinued
     segment..............................................    (5,941)       (279)       3,993
  Gain on disposal of segment.............................    61,213          --           --
                                                            --------    --------    ---------
Net income (loss).........................................  $  9,856    $(48,763)   $(156,124)
                                                            ========    ========    =========
Basic and diluted net loss per share from continuing
  operations..............................................  $  (1.29)   $  (1.59)   $   (5.38)
Basic and diluted net income (loss) per share from
  discontinued segments...................................  $   1.57    $   (.01)   $    0.13
                                                            --------    --------    ---------

Basic and diluted net income (loss) per share.............  $   0.28    $  (1.60)   $   (5.25)
                                                            ========    ========    =========

Shares used in computing basic and diluted net loss per
  share...................................................    35,281      30,385       29,758
                                                            ========    ========    =========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       ACCUMULATED
                                                                            NOTE          OTHER
                                                     COMMON STOCK        RECEIVABLE   COMPREHENSIVE                     TOTAL
                                                 ---------------------      FROM         INCOME       ACCUMULATED   STOCKHOLDERS'
                                                   SHARES      AMOUNT     OFFICER        (LOSS)         DEFICIT        EQUITY
                                                 ----------   --------   ----------   -------------   -----------   -------------
Balances at January 1, 1998....................  15,203,089   $117,786     $(125)         $  --        $ (73,771)     $  43,890
Exercise of options and warrants to purchase
  common stock.................................      91,649        621        --             --               --            621
Issuance of common stock for cash..............     132,254      1,063        --             --               --          1,063
Issuance of common stock in connection with the
  ESPP.........................................     189,145      1,091        --             --               --          1,091
Issuance of common stock in connection with the
  acquisition of Sequana Therapeutics, Inc.....  14,618,013    169,730        --             --               --        169,730
Forgiveness of note receivable.................          --         --       125             --               --            125
Net loss.......................................          --         --        --             --         (156,124)      (156,124)
Unrealized gain on securities..................          --         --        --            116               --            116
                                                                                                                      ---------
Comprehensive loss.............................                                                                        (156,008)
                                                 ----------   --------     -----          -----        ---------      ---------
Balance at December 31, 1998...................  30,234,150    290,291        --            116         (229,895)        60,512
Exercise of options and warrants to purchase
  common stock.................................      34,874        132        --             --               --            132
Issuance of common stock in connection with the
  ESPP.........................................     202,257        905        --             --               --            905
Deconsolidation of Akkadix Corporation.........          --         --        --             --            1,447          1,447
Net loss.......................................          --         --        --             --          (48,763)       (48,763)
Unrealized loss on securities..................          --         --        --           (186)              --           (186)
                                                                                                                      ---------
Comprehensive loss.............................                                                                         (48,949)
                                                 ----------   --------     -----          -----        ---------      ---------
Balance at December 31, 1999...................  30,471,281    291,328        --            (70)        (277,211)        14,047
Exercise of options and warrants to purchase
  common stock.................................   1,364,760      5,778        --             --               --          5,778
Embedded beneficial conversion associated with
  convertible debt issuance....................          --      4,058        --             --               --          4,058
Issuance of warrants in connection with
  convertible debentures.......................          --      5,699        --             --               --          5,699
Compensation expense related to options and
  warrants granted to consultants..............          --        339        --             --               --            339
Issuance of common stock in connection with the
  ESPP.........................................     176,247        613        --             --               --            613
Issuance of common stock in connection with the
  a Private Placement, net of offering costs of
  $1,934.......................................   3,497,778     29,547        --             --               --         29,547
Issuance of common stock in connection with an
  equity line of credit, net of offering costs
  of $385......................................   1,639,344      9,615        --             --               --          9,615
Issuance of common stock for interest due on
  convertible debt.............................     120,734        467        --             --               --            467
Net income.....................................                     --        --             --            9,856          9,856
Unrealized loss on securities..................          --         --        --           (454)              --           (454)
                                                                                                                      ---------
Comprehensive income...........................                                                                           9,402
                                                 ----------   --------     -----          -----        ---------      ---------
Balance at December 31, 2000...................  37,270,144   $347,444        --          $(524)       $(267,355)     $  79,565
                                                 ==========   ========     =====          =====        =========      =========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999       1998
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $  9,856   $(48,763)  $(156,124)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Non-cash restructure charge...............................        --      1,598          --
  Forgiveness of notes receivable from officers.............       350        160         155
  Beneficial Conversion and other non-cash charges..........     4,611         --          --
  Depreciation and amortization.............................     6,378     11,135      10,156
  Gain on disposal of segments..............................   (61,213)        --          --
  (Gain) loss on disposal of fixed assets...................        --       (176)         44
  Equity in losses of equity method investees...............     3,208        836       2,393
  Acquired in-process research and development..............        --         --     124,888
  Minority interest.........................................    (3,074)     1,879         388
  Changes in assets and liabilities:
    Accounts receivable.....................................     4,786     (2,646)       (839)
    Inventories.............................................     2,258     (1,823)       (435)
    Prepaid expenses and other assets.......................    (1,366)     3,297      (1,833)
    Accounts payable........................................       843        775      (5,818)
    Accrued compensation....................................      (826)    (1,252)      2,440
    Other accrued liabilities...............................    (2,781)     2,328         808
    Deferred revenue........................................    (1,854)    (6,615)     (3,382)
                                                              --------   --------   ---------
      Net cash and cash equivalents used in operating
         activities.........................................   (38,824)   (39,267)    (27,159)
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Available for-sale-securities:
  Purchases.................................................   (11,061)   (77,003)    (56,065)
  Maturities................................................    13,612    110,193      92,105
Investment in subsidiaries and joint ventures...............        --        (25)     (2,000)
Acquisition, net of cash received...........................        --         --      13,270
Change in investment in consolidated subsidiaries and
  affiliates................................................        --      3,351          --
Proceeds from sale of PPGx stock............................     5,900         --          --
Proceeds from sale of property and equipment................        --        877         119
Expenditures for property and equipment.....................    (3,990)    (8,862)     (8,263)
                                                              --------   --------   ---------
Net cash and cash equivalents provided by investing
  activities................................................     4,461     28,531      39,166
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock..................    45,553      1,037       2,775
Proceeds from issuance of note payable and capital lease
  obligations, net of issuance costs........................    27,400     53,292       6,174
Principal payments on note payable and capital lease
  obligations...............................................   (20,920)   (56,277)     (7,633)
                                                              --------   --------   ---------
Net cash and cash equivalents provided by (used in) by
  financing activities......................................    52,033     (1,948)      1,316
                                                              --------   --------   ---------
Net increase (decrease) in cash and cash equivalents........    17,670    (12,684)     13,323
Cash and cash equivalents, beginning of year................    23,577     36,261      22,938
                                                              --------   --------   ---------
Cash and cash equivalents, end of year......................  $ 41,247   $ 23,577   $  36,261
                                                              ========   ========   =========
Supplemental disclosure of cash flows information:
Cash paid during the year for interest......................  $  2,684   $  2,130   $   2,284
                                                              ========   ========   =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
Issuance of common stock and value of options and warrants
  issued in acquisitions....................................  $     --   $     --   $ 169,730
                                                              ========   ========   =========
Value of options and warrants issued in connection with
  convertible debt..........................................  $  9,757   $     --   $      --
                                                              ========   ========   =========

                            See accompanying notes.

                           AXYS PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Axys Pharmaceuticals, Inc., a Delaware corporation ("Axys" or the "Company"), is a biopharmaceutical company focused on the discovery, design and development of therapeutic small molecules that address significant markets with major unmet medical needs. Axys collaborates with large pharmaceutical companies in discovering therapeutics for chronic diseases for which there are large markets. The Company also selectively focuses its own resources on discovering and developing therapeutics for the treatment of various types of cancer and other specialty market therapeutics. The Company has on-going programs in the treatment of autoimmune, inflammatory diseases, and cancers. Axys' drug design platform integrates advanced biology, chemistry, biophysics and information technologies to optimize the potency, selectivity and physical properties of new drugs, making the drug discovery process more efficient and productive.

     At December 31, 2000, the Company owns approximately 23% of Akkadix Corporation ("Akkadix"), formerly known as Xyris Corporation (see notes 3 and
13) and approximately 31% of Discovery Partners International, Inc. ("DPI") (see notes 2 and 3). These investments are accounted for under the equity method.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could be material.

  Discontinued Operations

     During 2000, the Company completed the sale of its former subsidiaries Axys Advanced Technologies ("AAT") and PPGx, Inc. ("PPGx"). The statements of operations are reclassified for the years ended December 31, 1999 and 1998 to reflect the results of AAT and PPGx as discontinued operations, in accordance with Accounting Principles Board Opinion No. 30.

  Cash, Cash Equivalents and Marketable Investments

     The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Investments with maturities greater than three months and less than one year are classified as marketable investments. Investments with maturities greater than one year are classified as long-term investments.

     The Company considers all its marketable investment securities as available-for-sale. Available-for-sale securities are reported at estimated fair market value with the related unrealized gains and losses included in stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary are included in interest income and expense. Realized gains and losses have been immaterial. The cost of securities sold is based on the specific identification method.

  Equity Method Investees and Non-Marketable Investments

     Investments in affiliated entities in which the Company has the ability to exercise significant influence, but not control, of an investee, generally an ownership interest of the voting stock of between 20% and 50%, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or losses are included in the statements of operations. The Company records its

                           AXYS PHARMACEUTICALS, INC.

investments in equity-method investees on the balance sheets as "Investments in equity-method investees" and its share of the investees' earnings or losses in "Equity in losses of equity-method investee."

     All other investments, which consist of investments for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method of accounting. Dividends and other distributions of earnings from other investees, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting to determine whether a decrease in value of the cost investment has occurred which is other than temporary.

  Inventories

     Inventories (relating to the Company's former AAT subsidiary) are stated at the lower of cost (first-in, first-out) or market and consisted of the following at December 31, 1999 (in thousands):

Raw materials...............................................  $  156
Finished goods..............................................   2,102
                                                              ------
Total.......................................................   2,258
                                                              ======

  Property and Equipment

     Property and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Machinery and equipment has estimated useful lives ranging from 3 to 5 years and furniture and office equipment has a useful life of 5 years. Purchased computer software is amortized over 3 years. Leasehold improvements are amortized over the term of the lease or economic useful life, whichever is shorter.

  Revenue Recognition

     The Company's collaborative research programs contain one or more of the following sources of revenue:

     - Research Support: Payments are based on the number of researchers Axys is committing to a particular program. These revenues are recorded when earned based on the performance requirements of the research contract.

     - License Fees: Payments are generally received when the collaboration agreement is signed. These revenues are amortized over the term of the related agreement.

     - Milestone Payments: Payments that are based on our partner achieving certain technical or regulatory milestones in the collaboration. Milestone payments are recorded as revenue upon the achievement of mutually agreed upon milestones in the absence of any performance obligations associated with the milestone.

  Research and Development

     Research and development expenses consist of costs incurred for independent and collaborative research and development. These costs include direct costs and research-related overhead expenses. Research and development expenses under the collaborative research agreements approximate the research support revenue recognized under the agreements of $5,443,000, $16,649,000 and $24,804,000, in 2000, 1999 and 1998 respectively.

  Stock-Based Compensation

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in

                           AXYS PHARMACEUTICALS, INC.

accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations because the Company believes the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, (FAS 123) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. Stock based compensation arrangements to non-employees are accounted for in accordance with FAS 123 and EITF 96-18, using a fair value approach, and the compensation cost of such arrangements are subject to remeasurement over their vesting terms, as earned.

  Net Loss Per Share

     Basic earnings per share is computed based on the weighted average number of shares of the Company's common stock outstanding, less shares subject to repurchase, if any. In addition, there were other dilutive securities in the form of options and warrants to purchase 7,311,844, 4,876,824, and 5,050,026 shares of common stock outstanding at December 31, 2000, 1999, and 1998, respectively. These shares, which would normally be included in the computation of dilutive earnings per share, were not included in that computation because the effect would be antidilutive.

  Major Customers

     Major customers, responsible for 10% or more of revenues include drug discovery partners and pharmaceutical companies. The percentages of collaboration and license revenue earned from these major customers to total revenue for the years ended December 31 were as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Customer A..................................................   51%     16%     14%
Customer B..................................................   39%     13%      8%
Customer C..................................................   --      23%     26%
Customer D..................................................   --      21%     13%
All others..................................................   10%     27%     39%
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     Based on the Company's derivative positions at December 31, 2000, which are limited to warrants to purchase common shares of DPI stock (See Note 2 to our Financial Statements) and certain key employee contracts to acquire investments held by the Company (see Note 10 to our Financial Statements), management estimates that upon adoption the Company will record a charge from the cumulative effect of an

                           AXYS PHARMACEUTICALS, INC.

accounting change of approximately $400,000 recognized in the statement of operations in the first quarter of 2001.

  Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

 2. DISCONTINUED OPERATIONS

     During 2000, the Company sold two of its affiliated businesses: PPGx, Inc. ("PPGx") and Axys Advanced Technologies, Inc. ("AAT"). As a result, the operating results previously reported for the years ended 1999 and 1998 are reclassified in accordance with Accounting Principles Board Opinion No. 30.

  Sale of PPGx

     On December 22, 2000, the Company completed the sale of PPGx to a privately held company -- DNA Sciences, Inc. ("DNAS"). PPGx was previously a majority-owned subsidiary (82%) of Axys and performed genetic testing and contract research services for biotechnology and pharmaceutical companies. In conjunction with the sale, Axys received 1,478,550 shares of DNAS Series D Preferred Stock and 108 shares of DNAS common stock. The fair value of the Series D Preferred Stock and Common Stock received was approximately $15 million. Immediately prior to this transaction, Pharmaceutical Product Development, Inc. ("PPD"), the minority owner of PPGx, exercised its right to purchase 50% of the outstanding shares of PPGx. As a result of this exercise, Axys received $5.9 million from PPD for 32% of the outstanding PPGx shares held by Axys. Prior to consummation of the sale of PPGx, the carrying value of Axys' interest in the common stock of PPGx was $(5.5) million. Accordingly, a $26 million gain (representing the difference between the fair value of securities received and the carry value, less estimated expenses) was recorded in connection with the transaction. At December 31, 2000, Axys owned approximately 5% of DNAS outstanding stock and accounts for its investment under the cost method.

  Sale of Axys Advanced Technologies

     On April 28, 2000, the Company completed the sale of its combinatorial chemistry business, Axys Advanced Technologies, Inc. ("AAT") to Discovery Partners International, Inc. ("DPI"). Under the terms of the agreement, AAT was merged with a subsidiary of DPI and Axys received as consideration 7,425,000 shares of common stock in DPI, $50,000 in cash, a $550,000 note receivable, and a warrant to purchase 200,000 additional shares of DPI at $8 per share. The shares held by Axys represented an ownership interest in DPI of approximately 31% at December 31, 2000. Accordingly, a portion of the gain recognized on the transaction is deferred and will be recognized as Axys' ownership in DPI is reduced. The total gain realized from the sale of AAT through December 31, 2000 was approximately $54 million, of which $34.8 million was realized and recorded during 2000. The Company accounts for its investment in DPI under the equity method of accounting.

     A summary of the discontinued operations described above for the year ended 2000 follows:

                                                         PPGX        AAT       TOTAL
                                                        -------    -------    -------
(Loss) income from operations of a discontinued
  segment.............................................  $(7,089)   $ 1,148    $(5,941)
Gain on disposal of segment...........................   26,432     34,781     61,213
                                                        -------    -------    -------
                                                        $19,343    $35,929    $55,272
                                                        =======    =======    =======

                           AXYS PHARMACEUTICALS, INC.

     The results of operations and net income (loss) of AAT and PPGx reflected in the financial statements of Axys for the years ended 2000, 1999, and 1998 are summarized as follows:

                                     2000                    1999                    1998
                             ---------------------   ---------------------   ---------------------
                                       NET INCOME/             NET INCOME/             NET INCOME/
                             REVENUE     (LOSS)      REVENUE     (LOSS)      REVENUE     (LOSS)
                             -------   -----------   -------   -----------   -------   -----------
Axys Advanced
  Technologies.............  $5,071      $ 1,148     $13,287     $ 4,776     $11,662     $3,993
PPGx.......................   1,719       (7,089)        886      (5,055)         --         --
                             ------      -------     -------     -------     -------     ------
                             $6,790      $(5,941)    $14,173     $  (279)    $11,662     $3,993
                             ======      =======     =======     =======     =======     ======

 3. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND NON-MARKETABLE SECURITIES

     The following is a summary of the Company's investments in equity method investees and investments in non-marketable securities.

  Discovery Partners International, Inc.

     At December 31, 2000, the Company's only equity-method investment with a carry value was a 31% ownership interest in DPI. DPI is a provider of drug discovery products, services and bio-information to pharmaceutical and biotechnology companies. The Company received shares in DPI as a result of the sale of AAT (see Note 2) in April 2000.

     In July 2000, DPI completed its initial public offering (IPO) of its common stock. Prior to the IPO, Axys owned 7,425,000 shares of DPI common stock, which represented approximately 43% of the outstanding shares. DPI sold 5,000,000 shares of common stock in its IPO at a price of approximately $18 per share. The IPO reduced Axys' original ownership percentage in DPI to its current ownership of approximately 31%. As of December 31, 2000, DPI was the only publicly held equity-method investee of the Company. The market value of the Company's DPI common stock was approximately $90 million as of December 31, 2000. The DPI shares are subject to restrictions that may limit the Company's ability to liquidate its position in a timely manner.

     Summarized balance sheet information as of December 31, 2000 of DPI is as follows (in thousands):

Current assets............................................  $118,600
Non-current assets........................................    61,400
Current liabilities.......................................    11,600
Non-current liabilities...................................     1,600

     Summarized statement of operations information of DPI for the year ended December 31, 2000, is as follows (in thousands):

Net revenue................................................  $36,300
Gross profit...............................................   17,900
Net loss...................................................   11,700

  Akkadix Corporation

     In May 1998, the Company formed a majority owned subsidiary, Akkadix Corporation ("Akkadix", formerly known as Xyris Corporation), which was established to leverage Axys' existing pharmaceutical technology in the agricultural biotechnology market. In connection with the formation of Akkadix, Axys contributed certain technology rights for use in the field of agriculture in exchange for an 82% ownership interest at the formation date. Axys' ownership in Akkadix was diluted as a result of various financings in 1999 (as discussed below) and acquisitions. The Company's ownership in Akkadix was 82% at December 31, 1998,

                           AXYS PHARMACEUTICALS, INC.

38% at December 31, 1999, and 23% at December 31, 2000. Axys' carrying value in Akkadix is zero as of December 31, 2000 and 1999 due to its pro rata share of losses in Akkadix from inception. Axys does not guarantee any funding for Akkadix and continues to account for this investment under the equity method of accounting.

     In 1999, Akkadix completed various financings in which it raised approximately $10 million from third parties. Under the terms of these financings, the Company granted certain third parties the right (the "Put Option") to require Axys to purchase all third party interests in Akkadix in exchange for additional shares of Axys' common stock. The Put Options granted in connection with $9 million of that funding were extended from February 2001 to August 2001 pursuant to an agreement reached between the Company and the holders of such options (see Note 13).

     During the fourth quarter of 2000, Axys advanced a $2.5 million bridge loan to Akkadix. The loan to Akkadix resulted in the Company recognizing an adjusted basis for allocation of its pro rata share of losses of Akkadix. As of December 31, 2000, the adjusted basis was charged to "Equity in losses of equity-method investees" as the Company recorded its pro rata share of losses in the fourth quarter and the carrying value was again reduced to zero.

  DNA Sciences, Inc.

     At December 31, 2000, "Other investments" includes $15 million of Series D Preferred Stock and 108 shares of common stock of DNAS accounted for under the cost method. The investments represent the value of the stock received from DNAS from the sale of PPGx (See Note 2).

                           AXYS PHARMACEUTICALS, INC.

 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

  Cash Equivalents and Marketable Securities

     Securities classified as available-for-sale at December 31, 2000 and 1999 are summarized below. Estimated fair value is based on quoted market prices for these investments (in thousands).

                                                                        GROSS      ESTIMATED
                                                          AMORTIZED   UNREALIZED     FAIR
                                                            COST        LOSSES       VALUE
                                                          ---------   ----------   ---------
AT DECEMBER 31, 2000:
  Money market account..................................   $41,247      $  --       $41,247
  Equity securities.....................................     1,053       (524)          529
                                                           -------      -----       -------
                                                           $42,300      $(524)      $41,776
                                                           =======      =====       =======
AT DECEMBER 31, 1999:
  Commercial paper of U.S. corporations.................   $ 8,599      $  --       $ 8,599
  U.S. treasury securities..............................     5,000         --         5,000
  Certificate of deposit................................        28         --            28
  Securities of foreign corporations....................     2,148        (56)        2,092
  U.S. agency securities................................    10,952        (14)       10,938
                                                           -------      -----       -------
                                                           $26,727      $ (70)      $26,657
                                                           =======      =====       =======
Balance sheet classification:
AT DECEMBER 31, 2000:
  Cash and cash equivalents.............................   $41,247      $  --       $41,247
  Marketable securities.................................     1,053       (524)          529
                                                           -------      -----       -------
                                                           $42,300      $(524)      $41,776
                                                           =======      =====       =======
AT DECEMBER 31, 1999:
  Cash and cash equivalents.............................   $23,577      $  --       $23,577
  Marketable securities.................................     3,150        (70)        3,080
                                                           -------      -----       -------
                                                           $26,727      $ (70)      $26,657
                                                           =======      =====       =======

  Estimated Fair Value of Other Financial Instruments

     The carrying value of the debt obligations of $26 million approximates its fair value at December 31, 2000. The fair value of the debt obligations was estimated based on a discounted cash flow. The carrying values of all other financial instruments approximate their fair values.

                           AXYS PHARMACEUTICALS, INC.

 5. PROPERTY & EQUIPMENT

     Property and equipment is recorded at cost and consists of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Machinery and equipment.....................................  $ 17,471    $ 29,119
Purchased software..........................................     1,833       1,946
Furniture and office equipment..............................     8,253       2,702
Leasehold improvements......................................    10,547      14,614
Construction in progress....................................     1,710         227
                                                              --------    --------
                                                                39,814      48,608
Less accumulated depreciation and amortization..............   (28,831)    (29,735)
                                                              --------    --------
                                                              $ 10,983    $ 18,873
                                                              ========    ========

     Property and equipment includes approximately $3,621,000 and $14,168,000 recorded under capital leases at December 31, 2000 and 1999, respectively. Accumulated amortization of equipment under capital leases was approximately $1,289,000 and $13,891,000 at December 31, 2000 and 1999, respectively.
Depreciation expenses was approximately $5,627,000, $10,310,000 and $8,883,000 for the years ended 2000, 1999, and 1998, respectively.

 6. CONVERTIBLE DEBT SECURITIES

     On September 22, 2000, the Company issued $26 million of 8% Senior secured convertible notes. After placement agent fees of $1.4 million and other offering costs, total net proceeds raised from the offering was approximately $24.6 million. The notes mature on October 1, 2004 and interest is payable quarterly. Principal is payable in lump sum at maturity. The Company may, at its option, pay interest in shares of its common stock in lieu of cash if certain requirements are satisfied. The notes are convertible at any time into 3,682,720 shares of our common stock at a conversion price of $7.06. The notes are senior obligations to the Company and rank pari passu in right of payment with all our existing and future senior indebtedness and senior to all our existing and future subordinated indebtedness, and are secured by 6,682,500 shares, or approximately 90%, of our holding of DPI common stock.

     The holders of notes shall have the right to require the Company to repurchase all or a portion of the notes at a price equal to 100% of the outstanding principal amount plus accrued and unpaid interest, upon the occurrence of certain repurchase events. The Company cannot redeem the notes prior to their maturity.

     The notes were issued with Class A and Class B detachable warrants that entitle the note holders to purchase a total of 1,841,360 shares of the Company's common stock at an exercise price of $8.82 and $10.59, respectively. All Class A and Class B warrants expire on October 1, 2004. A portion of the proceeds from the offering were allocated to the warrants and capitalized as debt issuance costs. The value of the warrants were determined using Black Scholes option pricing model and estimated to be approximately $5.7 million and will be amortized over the life of the notes. Total amortized debt issuance costs were $498,000 for the year ended 2000.

     In November 2000, the FASB issued Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments" ("EITF 00-27") which is effective for all such instruments. EITF 00-27 clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. According to the new accounting principle, the beneficial conversion feature should be calculated by first allocating the proceeds received from the financing among the convertible instrument and the detachable warrants and then, measuring the beneficial

                           AXYS PHARMACEUTICALS, INC.

conversion feature between the stated conversion price of the convertible instrument and the effective conversion price based on the allocated proceeds. Previously, the beneficial conversion feature calculation was based on the difference between the stated conversion price of the convertible instrument and the fair value of the company's stock price on the closing date of the financing. As a result of the new accounting principle, the Company recognized a beneficial conversion feature of approximately $4 million.

     Any recorded beneficial conversion feature resulting from the allocation of proceeds is recognized as interest expense over the minimum period from the date of issuance to the earliest date the debt holder can exercise its conversion option. As a result, the Company recognized the entire beneficial conversion option of $4 million to interest expense in the fourth quarter of 2000.

 7. RESTRUCTURING CHARGE

     In December 1999, the Company completed the closing of its San Diego, CA operations and relocated its oncology genomics activities to its South San Francisco headquarters. As a result of this action, a one-time charge of $5.2 million was recorded in 1999, of which $2.2 million related to severance and other employee-related costs, $1.1 million related to facilities costs, $500,000 related to the disposal of assets, and $1.4 in other costs associated with the restructuring. During 2000, the Company successfully transferred the lease facility to a third party who assumed all of the liabilities associated with the facility, including the transfer of subleases. As a result of the lease transfer, we did not realize all of the expected restructuring charges as previously estimated at December 31, 1999 and, accordingly, the Company revised its restructuring charge estimate during 2000. The net change in estimate resulting from our successful lease transfer was approximately $592,000.

     The following table summarizes the Company's 2000 restructuring charge activity for the twelve months ended December 31, 2000 (in thousands):

                                     CASH/      RESERVE BALANCE   PAYMENTS   CHANGES IN   RESERVE BALANCE
          DESCRIPTION              NON/CASH       AT 12/31/99       MADE      ESTIMATE      AT 12/31/00
          -----------            -------------  ---------------   --------   ----------   ---------------
Severance and benefits.........  Cash               $(1,095)       $1,095       $ --            $--
Facilities.....................  Cash/Non-Cash         (748)          156        592             --
Contractual Research
  Commitments..................  Cash                   (81)           81         --             --
                                                    -------        ------       ----            ---
                                                    $(1,924)       $1,332       $592            $--
                                                    =======        ======       ====            ===

 8. STOCKHOLDERS EQUITY

  Common Stock

     At December 31, 2000 and 1999 common stock was reserved for issuance as follows (in thousands):

                                                              2000     1999
                                                              -----    -----
Stock options...............................................  5,369     5234
Warrants....................................................  1,899      678
Employee stock purchase plan................................    383      557
                                                              -----    -----
                                                              7,651    6,471
                                                              =====    =====

  Equity Financing

     On July 21, 2000, the Company completed the sale of $10 million of its common stock, par value $0.001 per share. Net proceeds resulting from the sale of 1,639,344 shares of common stock at a price of $6.10 per share were approximately $9.6 million. Pursuant to a common stock purchase agreement, the Company may

                           AXYS PHARMACEUTICALS, INC.

at its own discretion, issue and sell an additional $40 million of common stock at an average price as determined over a period of 30-days prior to the financing.

  Warrants

     As of December 31, 2000, the Company had issued and outstanding warrants to purchase a total of 1,899,234 shares of the Company's common stock at prices ranging from $4.06 to $10.59 per share. These warrants expire at various dates from 2004 through 2005.

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

     The Company also had a 1989 Stock Option Plan, under which directors, officers, employees, and consultants may be issued restricted stock, or granted incentive stock options or nonqualified stock options to purchase the Company's common stock, at the discretion of the Board of Directors. This Plan expired in 1999 eliminating approximately 700,000 shares available for grant at December 31, 1999, but continues to have options outstanding that will expire ten years from the date of original grant.

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

     In May, 2000, the stockholders approved an additional 1,500,000 shares of common stock under the Company's 1997 Equity Incentive Plan.

                           AXYS PHARMACEUTICALS, INC.

     Transactions under all of the above equity incentive plans are as follows:

                                                                  OUTSTANDING STOCK OPTIONS
                                                                 ---------------------------
                                                                                 WEIGHTED
                                                      SHARES     NUMBER OF       AVERAGE
                                                    AVAILABLE      SHARES     EXERCISE PRICE
                                                    ----------   ----------   --------------
Balances at January 1, 1998.......................   1,380,234    1,999,624       $11.06
  Shares reserved.................................   2,850,000           --
  Options granted.................................  (7,080,180)   7,080,180       $ 5.86
  Options exercised...............................          --     (226,193)      $ 3.23
  Options canceled................................   4,433,158   (4,433,158)      $ 9.28
                                                    ----------   ----------
Balances at December 31, 1998.....................   1,583,212    4,420,453       $ 4.80
                                                    ----------   ----------
  Shares reserved.................................          --           --
  Options granted.................................  (1,699,539)   1,699,539       $ 4.31
  Options exercised...............................          --      (34,643)      $ 3.38
  Options canceled................................   1,886,403   (1,886,403)      $ 4.57
  Options expired.................................    (735,135)          --           --
                                                    ----------   ----------
Balances at December 31, 1999.....................   1,034,941    4,198,946       $ 4.72
                                                    ----------   ----------
  Shares reserved.................................   1,500,000           --           --
  Options granted.................................  (2,237,317)   2,237,317       $ 6.03
  Options exercised...............................          --   (1,145,445)      $ 4.34
  Options cancelled...............................     651,924     (651,924)      $ 4.58
  Options expired.................................    (219,204)          --           --
                                                    ----------   ----------
Balances at December 31, 2000.....................     730,344    4,638,894       $ 5.45
                                                    ==========   ==========

     The weighted average fair value of stock options granted under the plans were approximately $12.2 million, $3.4 million, and $14.8 million in 2000, 1999, and 1998, respectively.

     Options outstanding and exercisable by price range at December 31, 2000:

                             OPTIONS OUTSTANDING
                   ---------------------------------------
                                   WEIGHTED-                    OPTIONS EXERCISABLE
                                    AVERAGE                   ------------------------
                                   REMAINING     WEIGHTED-                   WEIGHTED-
                     OPTIONS      CONTRACTUAL     AVERAGE       OPTIONS       AVERAGE
   RANGE OF        OUTSTANDING       LIFE        EXERCISE     EXERCISABLE    EXERCISE
EXERCISE PRICES     (SHARES)      (IN YEARS)       PRICE       (SHARES)        PRICE
---------------    -----------    -----------    ---------    -----------    ---------
$0.07 - $ 3.94...     447,249        8.58         $ 3.40         151,157      $ 3.15
$3.97 - $ 4.00...     659,766        2.89         $ 4.00         324,252      $ 4.00
$4.06 - $ 5.00...   1,784,687        7.28         $ 4.77         582,353      $ 4.84
$5.13 - $ 8.13...   1,541,982        8.77         $ 6.65         348,880      $ 6.70
$8.38 - $17.75...     205,210        6.68         $11.61         140,238      $11.97
                    ---------                                  ---------
                    4,638,894        7.45         $ 5.45       1,546,880      $ 5.56
                    =========                                  =========

  Employee Stock Purchase Plan

     In October 1993, the Company adopted the 1993 Employee Stock Purchase Plan (the "Purchase Plan") under which employees who meet certain minimum employment criteria are eligible to participate. Eligible employees may purchase common stock of the Company at a purchase price of 85% of the lower of the fair market value of the stock at the offering commencement date or purchase date, within a two-year offering period. In 1999, the Board of Directors approved an additional 500,000 common shares to be reserved under

                           AXYS PHARMACEUTICALS, INC.

the Purchase Plan. Under the Purchase Plan, 176,247, 202,257, and 189,145 shares were issued in 2000, 1999, and 1998, respectively. There are 383,158 shares available to purchase in the plan at December 31, 2000.

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

  Stock-Based Compensation

     The Company has elected to follow APB 25 and related interpretations in accounting for its stock-based compensation plans because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock-based awards. Under APB Opinion No. 25, if the exercise price of the Company's stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro Forma Disclosures

     Pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if the Company had accounted for its stock-based awards under the fair value method of FAS 123. The fair value for these stock-based awards was estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

     The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                    OPTIONS
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Expected life (years).......................................   3.0     3.0     3.0
Expected volatility.........................................  1.41    0.92    0.65
Risk-free interest rate.....................................  5.73%   5.58%   5.13%

     For purposes of pro forma disclosures, the estimated fair value of the stock-based awards are amortized to pro forma net loss over the option's vesting period and the purchase plan's six-month purchase period. The

                           AXYS PHARMACEUTICALS, INC.

Company's as reported and pro forma information follows (in thousands, except for net loss per share information):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                       2000       1999        1998
                                                      ------    --------    ---------
Net income (loss) As reported.......................  $9,856    $(48,763)   $(156,124)
  Pro forma.........................................  $5,491    $(52,757)   $(163,470)
  Net income (loss) per share -- basic and diluted
  As reported.......................................  $ 0.28    $  (1.60)   $   (5.25)
  Pro forma.........................................  $ 0.16    $  (1.74)   $   (5.49)

     For pro forma purposes in accordance with FAS 123, the repricing of employee stock options during 1998 is treated as a modification of the stock-based award, with the original options being repurchased and new options granted. Any additional compensation arising from the modification is recognized over the remaining vesting period of the new grant.

 9. BUSINESS COMBINATIONS AND OTHER JOINT VENTURES

     The Company completed the following business combinations and joint venture transactions during 1999 and 1998. There were no business purchases or joint venture transactions entered into during 2000.

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

     The allocation of the purchase price was determined as follows (in thousands):

Net tangible assets acquired..............................  $ 45,882
Assembled workforce of Sequana............................     3,300
Acquired in-process research and development..............   124,888
                                                            --------
          Total...........................................  $174,070
                                                            ========

     The acquisition was accounted for as a purchase and accordingly, the original purchase price was allocated to acquired assets and assumed liabilities based upon their estimated fair values at the date of acquisition, and to the estimated fair value of in-process research and development ("IPR&D") was charged as an expense in the statement of operations during 1998 such acquired IPR&D had not reached technological feasibility. The unamortized balance at September 30, 1999 of $1.3 million for the assembled work force was written off in connection with the Company's September 30, 1999 restructuring charge.

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

                           AXYS PHARMACEUTICALS, INC.

     The acquired in-process research and development projects in the Sequana acquisition consisted of eight significant research and development projects. As of December 31, 1999, the schizophrenia/bipolar program was transferred to Parke-Davis (currently Pfizer, Inc.) and the pharmacogenomics program was spun off into the PPGx subsidiary. All other programs have been terminated.

     The operating results of Sequana from January 1, 1998 to December 31, 1998 have been included in the Company's consolidated results of operations. The operating results of Sequana from January 1, 1998 to January 8, 1998 (date of acquisition) are considered immaterial.

  Investment in Joint Venture

     In 1997, Sequana formed Genos with Memorial Sloan-Kettering Cancer Center to focus on research and identification of genes and related genetic information of values in the prognosis, diagnosis and positive treatment of certain common cancers. Sequana invested $5.2 million and licensed certain of its technology to Genos and has contracted with Genos to conduct research and provide certain other services to the joint venture.

     In May 1999, the Board of Directors of Genos decided to suspend its research activities and wind up its affairs. Genos is currently a non-operating entity holding the technology developed during its operations. As a result of the cancellation of Genos activities, the Company recorded a one-time charge of $1.1 million during 1999, representing the total carrying value of the investment in Genos.

10. RELATED PARTY TRANSACTIONS

     In December 2000, the Company amended the 1999 employment agreement with the Company's former Chief Executive Officer. Under the terms of the agreement, the former executive will receive approximately one-half of his former salary and bonus, forgiveness of his $560,000 note receivable plus accrued interest at December 31, 2000, in exchange for three years of continued service and an agreement not to compete. The agreement is in effect through December 31, 2003. The Company charged compensation expense in 2000 for the forgiveness of the note receivable.

     In August 2000, the Company advanced $300,000 in a note receivable to an officer for housing assistance. The note earns interest at 6.37% and is due annually. The note plus accrued interest is forgivable over five years.

     In April 2000, in connection with the sale of AAT to DPI, the Company entered into a sublease arrangement for approximately 25,000 square feet of facility space. DPI has the right of first refusal on the remainder of the 52,000 square foot building upon the Company's move into the new facility. The sublease provides for rental income equal to the underlying lease expense and expires in November 2003, unless extended in accordance with its terms. Total income recognized in 2000 from this lease was approximately $285,000.

     In April 2000, in connection with the sale of AAT to DPI, the Company entered into a Compound Purchase Agreement, by which the Company will purchase a minimum number of compounds equal to $250,000, $500,000 and $3,350,000 by April 1, 2001, 2002 and 2003, respectively. The company purchased $2.6 million of compounds during 2000 under this agreement.

11. EMPLOYEE BENEFIT PLANS AND OTHER COMPENSATION ARRANGEMENTS

  401(K) Plan

     The Company maintains a 401(K) retirement savings plan for all of its eligible employees. Each participant in the plan may elect to contribute 1% to 20% of his or her annual salary to the plan, subject to

                           AXYS PHARMACEUTICALS, INC.

statutory limitations. The Company matches 50% of the first 6% of the salary contributed by the employee. The Company's match is done with the Company's stock. The expense charged to operations under this plan for fiscal 2000, 1999 and 1998 was $251,108, $458,253, and $295,180, respectively.

  Key Personnel Option Plan

     During 2000, the Board approved the 1999 Key Personnel Option Plan. The plan is intended to award certain eligible key executives when the Company realizes appreciation generated from the sale of certain affiliated business. The plan gives certain employees rights to purchase a fixed and determinable amount of common stock investment shares held by Axys at a set exercise price. Shares currently subject to this arrangement include 375,000 and 121,239 shares of DPI and DNAS, respectively. Total charges recognized during the year ended 2000 associated with this plan approximate $2.9 million. This charge is included as a component of the gain on disposal of segment.

     The Key Personnel Option Plan meets the definition of a derivative under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities(FAS 133). As such, the contract will be marked to market as a liability effective January 1, 2001 and changes in the market value will be recorded in earnings.

12. COMMITMENTS

  Leases

     The Company leases office and laboratory facilities and equipment. Rent expense for the years ended December 31, 2000, 1999, and 1998 was approximately $2,179,000, $2,168,000, and $3,293,000, respectively.

     Future minimum lease payments under non-cancelable leases and related sublease income over the next five years are as follows:

                                                         CAPITAL    OPERATING    SUBLEASE
                                                         LEASES      LEASES       INCOME
                                                         -------    ---------    --------
                                                                  (IN THOUSANDS)
2001...................................................  $1,134      $ 2,206      1,072
2002...................................................   1,125        2,112      1,133
2003...................................................     940        2,265      1,240
2004...................................................      18        1,713      1,243
2005...................................................      --        1,436        549
Thereafter.............................................      --          594         --
                                                         ------      -------      -----
Total minimum lease payments...........................   3,217      $10,326      5,237
                                                                     =======      =====
Less amount representing interest......................    (430)
                                                         ------
Present value of future lease payments.................   2,787
Less current portion...................................    (898)
                                                         ------
Non-current portion of capital lease obligations.......  $1,889
                                                         ======

  Lines of Credit and Note Payable

     The Company has a $30 million revolving line of credit with Foothill Capital Corporation. There were no draws on this line during December 31, 2000, and the line of credit was terminated in February 2001 as the collateral requirements made it difficult to utilize.

                           AXYS PHARMACEUTICALS, INC.

     In February 1997, the Company entered into a lending arrangement with one of its facility lessors for tenant improvements. The loan amount was $350,000, with interest accruing at 9% per annum. Principal and interest are due monthly through July 1, 2001. Total outstanding principal at December 31, 2000 approximated $52,000.

     In September 2000, the Company entered into a financing agreement with a lease financing company under which Axys has the ability to finance up to $8.0 million of purchases of lab equipment. At December 31, 2000, Axys borrowed approximately $2.8 million under this financing line, which bears interest of 9.52%.

13. INCOME TAXES

     As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $92,300,000 and $16,500,000, respectively. The Company also had federal and California research and other tax credit carryforwards of approximately $7,900,000 and $5,200,000, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2001 through 2020, if not utilized. The state of California net operating losses will expire at various dates beginning in 2001 through 2010, if not utilized.

     The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31 are as follows (in thousands):

                                                                2000        1999
                                                              --------    --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 32,400    $ 39,600
  Research and other credit.................................    11,700       8,600
  Capitalized research expenses.............................    34,700      26,500
  Fixed asset depreciation..................................     2,800       3,200
  Gain on sale of AAT.......................................     5,300          --
  Other.....................................................     2,800       4,500
                                                              --------    --------
          Total deferred tax assets.........................    89,700      82,400
Valuation allowance.........................................   (84,000)    (82,400)
Deferred tax liability:
  Other.....................................................    (5,700)         --
                                                              --------    --------
          Net Deferred Taxes................................  $     --    $     --
                                                              ========    ========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $1,600,000 and $19,700,000 during the years ended December 31, 2000 and 1999, respectively.

     Approximately $4,200,000 of the valuation allowance for deferred tax assets relates to benefits of stock options deductions which, when recognized, will be allocated directly to contributed capital.

                           AXYS PHARMACEUTICALS, INC.

14. SUBSEQUENT EVENT (UNAUDITED)

     On March 15, 2001, certain third party investors (see Note 8) exercised their Put Option to acquire a total of 2,482,758 shares of Axys common stock. As a result of the exercise of these options, Axys acquired an additional 2,702,702 shares of Series A Preferred Stock of Akkadix Corporation, increasing Axys' ownership percentage in Akkadix voting stock to approximately 44%. The Company expects to record a charge of approximately $9.0 million in the first quarter resulting from the Put Option.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        FIRST         SECOND        THIRD         FOURTH
                                      QUARTER(1)    QUARTER(1)    QUARTER(1)    QUARTER(2)    TOTAL YEAR
                                      ----------    ----------    ----------    ----------    ----------
2000
Revenue.............................   $ 1,414       $  1,508      $  2,611      $  1,457      $  6,990
Operating loss......................    (8,713)        (9,362)       (7,154)      (13,763)      (38,992)
Loss from continuing operations.....    (8,748)        (8,808)       (6,834)      (21,026)      (45,416)
Net income (loss)...................    (8,492)        21,395        (6,718)        3,671         9,856
Basic and diluted net loss per
  share:
  Loss from continuing operations...   $ (0.27)      $  (0.25)     $  (0.19)     $  (0.57)     $  (1.29)
  Net income (loss).................   $ (0.26)      $   0.61      $  (0.18)     $   0.10      $   0.28
1999
Revenue.............................   $ 8,329       $  4,734      $  4,493      $  6,528      $ 24,084
Operating loss......................    (8,346)       (13,080)      (18,690)       (7,021)      (47,137)
Loss from continuing operations.....    (8,518)       (13,049)      (20,008)       (6,909)      (48,484)
Net income (loss)...................    (7,748)       (13,214)      (19,940)       (7,861)      (48,763)
Basic and diluted net loss per
  share:
  Loss from continuing operations...   $ (0.27)      $  (0.41)     $  (0.66)     $  (0.23)     $  (1.59)
  Net income (loss).................   $ (0.26)      $  (0.44)     $  (0.66)     $  (0.26)     $  (1.60)

---------------
(1) Results have been reclassified in accordance with APB 30-Results of Discontinued Operations.

(2) Significant fourth quarter events include a $4.0 million beneficial conversion charge resulting from the issuance of convertible debt, $2.8 million charge in connection with the loan to Akkadix and approximately $2.0 million charge related to other contractual arrangements.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Discovery Partners International, Inc.

        We have audited the accompanying consolidated balance sheets of Discovery Partners International, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Discovery Partners International, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                       ERNST & YOUNG LLP



San Diego, California
February 15, 2001

                           CONSOLIDATED BALANCE SHEETS



                                                                           DECEMBER 31, 2000         DECEMBER 31, 1999
                                                                           -----------------         -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $  97,690,236             $   2,884,639
  Accounts receivable                                                            9,395,097                 2,785,618
  Inventories                                                                    9,787,005                 1,517,297
  Prepaid and other current assets                                               1,685,914                   201,284
                                                                             -------------             -------------
   Total current assets                                                        118,558,252                 7,388,838
Property and equipment, net                                                      9,567,871                 4,655,227
Restricted cash and cash equivalents and other assets                            1,996,157                 2,264,200
Patent and license rights, net                                                   3,121,074                 1,137,625
Other assets, net                                                                1,382,443                        --
Goodwill, net                                                                   45,154,516                 6,205,830
                                                                             -------------             -------------
   Total assets                                                              $ 179,780,313             $  21,651,720
                                                                             =============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                                      $   3,574,534             $   2,133,625
  Accrued compensation                                                           1,231,503                   214,601
  Deferred business acquisition payment                                            931,335                 1,721,775
  Current portion of obligations under capital leases,
     equipment notes payable, line of credit and promissory notes                  661,160                 1,184,921
  Deferred revenue                                                               5,172,475                 1,935,249
  Notes payable to stockholders                                                         --                 3,861,920
                                                                             -------------             -------------
   Total current liabilities                                                    11,571,007                11,052,091
Obligations under capital leases, equipment notes payable,
   and promissory notes less current portion                                       944,123                 1,910,177
Deferred rent                                                                       74,583                    51,906
Minority interest in Structural Proteomics                                         628,383                        --
Commitments
   Redeemable convertible preferred stock,
     $.001 par value, none and 7,333,333
     shares authorized at December 31, 2000
     and 1999, respectively; none and
     6,562,278 issued and outstanding at
     December 31, 2000 and 1999, respectively                                           --                27,906,717
Stockholders' equity (deficit):
  Common stock, $.001 par value, 99,000,000 shares
     authorized, 23,931,237 and 1,611,763 issued and
     outstanding at December 31, 2000 and 1999, respectively                        23,931                     1,612
  Preferred stock, $.001 par value, 1,000,000 shares
     authorized, no shares issued and outstanding at
     December 31, 2000 and 1999, respectively                                           --                        --
Additional paid-in capital                                                     200,184,929                 1,399,376
Deferred compensation                                                           (2,032,378)                 (642,282)
Note receivable from stockholder                                                  (240,000)                 (240,000)
Accumulated other comprehensive income (loss)                                       54,903                   (55,448)
Accumulated deficit                                                            (31,429,168)              (19,732,429)
                                                                             -------------             -------------
 Total stockholders' equity (deficit)                                          166,562,217               (19,269,171)
                                                                             -------------             -------------
 Total liabilities and stockholders' equity                                  $ 179,780,313             $  21,651,720
                                                                             =============             =============


See accompanying notes.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                      YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------
                                                             2000               1999             1998
                                                         ------------      ------------      ------------
Revenues:
  Sales to third parties                                 $ 33,898,886      $ 13,075,835      $  6,213,736
  Sales to Axys Pharmaceuticals, Inc.                       2,364,764                --                --
                                                         ------------      ------------      ------------
     Total revenues                                        36,263,650        13,075,835         6,213,736
Cost of revenues (exclusive of $17,992 and
    $7,238 in 2000 and 1999, respectively,
    of stock-based compensation)                           18,342,688         8,234,858         2,785,514
                                                         ------------      ------------      ------------
     Gross margin                                          17,920,962         4,840,977         3,428,222

Cost and expenses:
    Research and development (exclusive of $575,914
      and $65,828 in 2000 and 1999, respectively,
      of stock-based compensation)                          8,934,059         3,537,651         5,057,851
    Selling, general and administrative
      (exclusive of $781,933 and $238,322 in 2000
      and 1999, respectively, of stock-based
      compensation)                                         8,413,848         4,439,021         4,984,645
    Amortization of stock-based compensation and
      other non-cash compensation charges                   1,375,839           311,388                --
    Amortization of goodwill                                3,379,009                --                --
    Write-off of in-process research and development        9,000,000                --                --
                                                         ------------      ------------      ------------
      Total operating expenses                             31,102,755         8,288,060        10,042,496
                                                         ------------      ------------      ------------
Loss from operations                                      (13,181,793)       (3,447,083)       (6,614,274)
Interest income                                             2,776,620           270,645           386,058
Interest expense                                           (1,529,578)          (60,003)         (112,698)
Foreign currency gains (losses)                               133,062          (133,923)           63,401
Minority interest in Structural Proteomics                    104,950                --                --
                                                         ------------      ------------      ------------
Net loss                                                 $(11,696,739)     $ (3,370,364)     $ (6,277,513)
                                                         ============      ============      ============

Net loss per share, basic and diluted                    $      (0.89)     $      (3.00)     $      (8.20)
                                                         ============      ============      ============

Shares used in calculating net loss per share,
  basic and diluted                                        13,176,576         1,125,040           765,263
                                                         ============      ============      ============


See accompanying notes.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                            COMMON STOCK           ADDITIONAL
                                                                      -------------------------      PAID-IN       DEFERRED
                                                                        SHARES        AMOUNT         CAPITAL     COMPENSATION
                                                                      ----------   ------------   ------------   ------------
Balance at December 31, 1997                                             956,731   $        957   $     48,367   $         --
     Exercise of options to purchase common stock                         34,242             34         14,447             --
     Issuance of common stock in exchange for a promissory note          430,000            430        171,570             --
     Net loss                                                                 --             --             --             --
                                                                    ------------   ------------   ------------   ------------
Balance at December 31, 1998                                           1,420,973          1,421        234,384             --
     Exercise of options to purchase common stock                         20,790             21          5,412             --
     Issuance of common stock in exchange for a promissory note          170,000            170         67,830             --
     Issuance of warrants to purchase preferred stock                         --             --        138,080             --
     Deferred compensation related to stock options
       and restricted stock                                                   --             --        953,670       (953,670)
     Amortization of deferred compensation                                    --             --             --        311,388
     Comprehensive loss:
     Foreign currency translation adjustment                                  --             --             --             --
          Net loss                                                            --             --             --             --
     Comprehensive loss                                                       --             --             --             --
                                                                    ------------   ------------   ------------   ------------
Balance at December 31, 1999                                           1,611,763          1,612      1,399,376       (642,282)
     Common stock issued and options
       assumed for acquisitions                                        7,579,641          7,580     60,151,916             --
     Common stock issued for cash                                      5,750,000          5,750     94,588,039             --
     Exercise of options and warrants to purchase common stock           973,421            973        343,373             --
     Issuance of warrants to purchase common stock                            --             --      1,915,766             --
     Conversion of preferred stock into common stock                   8,016,412          8,016     39,020,526             --
     Deferred compensation related to stock options
       and restricted stock                                                   --             --      2,724,672     (2,724,672)
     Amortization of deferred compensation and other
       non-cash compensation charges                                          --             --         41,261      1,334,576
     Comprehensive loss:
         Foreign currency translation adjustment                              --             --             --             --
          Net loss                                                            --             --             --             --
     Comprehensive loss                                                       --             --             --             --
                                                                    ------------   ------------   ------------   ------------
Balance at December 31, 2000                                          23,931,237   $     23,931   $200,184,929   $ (2,032,378)
                                                                    ============   ============   ============   ============


                                                                    NOTES       ACCUMULATED
                                                                   RECEIVABLE      OTHER                          TOTAL
                                                                     FROM       COMPREHENSIVE   ACCUMULATED    STOCKHOLDERS'
                                                                  STOCKHOLDER   INCOME (LOSS)     DEFICIT    EQUITY (DEFICIT)
                                                                 ------------   -------------  ------------  ----------------
Balance at December 31, 1997                                     $         --   $         --   $(10,084,552)  $(10,035,228)
   Exercise of options to purchase common stock                            --             --             --         14,481
   Issuance of common stock in exchange for a promissory note        (172,000)            --             --             --
   Net loss                                                                --             --     (6,277,513)    (6,277,513)
                                                                 ------------   ------------   ------------   ------------
Balance at December 31, 1998                                         (172,000)            --    (16,362,065)   (16,298,260)
   Exercise of options to purchase common stock                            --             --             --          5,433
   Issuance of common stock in exchange for a promissory note         (68,000)            --             --             --
   Issuance of warrants to purchase preferred stock                        --             --             --        138,080
   Deferred compensation related to stock options
     and restricted stock                                                  --             --             --             --
   Amortization of deferred compensation                                   --             --             --        311,388
   Comprehensive loss:
   Foreign currency translation adjustment                                 --        (55,448)            --        (55,448)
        Net loss                                                           --             --     (3,370,364)    (3,370,364)
                                                                                                              ------------
   Comprehensive loss                                                      --             --             --     (3,425,812)
                                                                 ------------   ------------   ------------   ------------
Balance at December 31, 1999                                         (240,000)       (55,448)   (19,732,429)   (19,269,171)
   Common stock issued and options assumed for acquisitions                --             --             --     60,159,496
   Common stock issued for cash                                            --             --             --     94,593,789
   Exercise of options and warrants to purchase common stock               --             --             --        344,346
   Issuance of warrants to purchase common stock                           --             --             --      1,915,766
   Conversion of preferred stock into common stock                         --             --             --     39,028,542
   Deferred compensation related to stock options
     and restricted stock                                                  --             --             --             --
   Amortization of deferred compensation and other non-cash
   compensation charges                                                    --             --             --      1,375,837
   Comprehensive loss:
        Foreign currency translation adjustment                            --        110,351             --        110,351
        Net loss                                                           --             --    (11,696,739)   (11,696,739)
                                                                                                              ------------
   Comprehensive loss                                                      --             --             --    (11,586,388)
                                                                 ------------   ------------   ------------   ------------
Balance at December 31, 2000                                     $   (240,000)  $     54,903   $(31,429,168)  $166,562,217
                                                                 ============   ============   ============   ============


See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                               2000            1999              1998
                                                          -------------    -------------    -------------
OPERATING ACTIVITIES
Net loss                                                  $ (11,696,739)   $  (3,370,364)   $  (6,277,513)
  Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
  Depreciation                                                2,966,335          360,322          561,049
  Amortization                                                5,480,244          311,388               --
  Non-cash interest expense for warrants issued               1,243,847               --               --
  Write-off of in-process research and development            9,000,000               --               --

Change in operating assets and liabilities:
  Accounts receivable                                        (4,804,972)        (444,341)        (334,487)
  Inventories                                                (1,415,559)        (357,037)        (423,365)
  Other current assets                                       (1,373,796)         130,727          (65,907)
  Accounts payable and accrued expenses                         481,058         (567,171)       1,395,725
  Deferred revenue                                            2,309,449         (774,987)       1,871,400
  Deferred rent                                                  22,677          (23,918)           6,069
  Restricted cash and cash equivalents and other assets       1,252,200       (1,000,000)              --
                                                          -------------    -------------    -------------
Net cash provide by (used in) operating activities            3,464,744       (5,735,381)      (3,267,029)

INVESTING ACTIVITIES
Purchases of property and equipment                          (4,067,670)      (1,112,191)        (848,202)
Deposits and other assets                                      (870,347)         181,313           (7,331)
Purchase of patents and license rights                         (143,673)              --       (1,212,497)
Purchase of other assets                                     (1,800,536)      (4,963,444)              --
Additional cash consideration for
  acquisition of Discovery Technologies                      (1,721,775)              --               --
Purchase of Axys Advanced Technologies                         (600,334)              --               --
                                                          -------------    -------------    -------------
Net cash used in investing activities                        (9,204,335)      (5,894,322)      (2,068,030)

FINANCING ACTIVITIES
Proceeds from equipment lease line                            1,484,859               --               --
Principal payments on capital leases, equipment
  notes payable, line of credit, and promissory notes        (2,974,674)        (205,980)        (262,165)
Net proceeds from issuance of preferred stock                 5,004,801               --       13,568,346
Net proceeds from issuance of common stock                   94,938,135            5,433           14,481
Proceeds from convertible notes payable                       2,000,000        4,000,000        2,448,395
                                                          -------------    -------------    -------------
Net cash provided by financing activities                   100,453,121        3,799,453       15,769,057
Effect of exchange rate changes                                  92,067               --               --
                                                          -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents         94,805,597       (7,830,250)      10,433,998
Cash and cash equivalents at beginning of period              2,884,639       10,714,889          280,891
                                                          -------------    -------------    -------------
Cash and cash equivalents at end of period                $  97,690,236    $   2,884,639    $  10,714,889
                                                          =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                             $     285,731    $      60,004    $     112,697
                                                          =============    =============    =============
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES

Conversion of convertible notes
  payable to preferred stock                              $   6,000,000    $          --    $   2,448,395
                                                          =============    =============    =============
Issuance of common stock for promissory note              $          --    $      68,000    $     172,000
                                                          =============    =============    =============
Issuance of warrant to purchase preferred stock           $   1,105,767    $     138,080    $          --
                                                          =============    =============    =============
Non-cash consideration for purchase of AAT                $  59,769,495    $          --    $          --
                                                          =============    =============    =============
Non-cash consideration for purchase of SPI                $   1,200,000    $          --    $          --
                                                          =============    =============    =============
Deferred acquisition payment for DTL                      $     931,335    $   1,721,775    $          --
                                                          =============    =============    =============


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND BUSINESS


        Discovery Partners International, Inc. (the "Company") was incorporated in California on March 22, 1995, under the name IRORI. The Company develops and offers libraries of drug-like compounds, proprietary instruments, consumables, drug discovery services and computational tools to generate compound libraries, and test, screen and optimize potential drugs. In 1998, the Company changed its name to Discovery Partners International, Inc. In July 2000, the Company reincorporated in Delaware.

CONSOLIDATION

        The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, IRORI Europe, Ltd., Discovery Technologies Ltd., ChemRx Advanced Technologies, Inc. and its majority owned subsidiary, Structural Proteomics, Inc. All intercompany accounts and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

        Certain prior year balances have been reclassified to conform to the 2000 presentation.

CASH EQUIVALENTS

        The Company considers all highly liquid investments with a remaining maturity of less than three months when purchased to be cash equivalents. At December 31, 2000 and 1999, the cost of cash equivalents was the same as the market value. Accordingly, there were no unrealized gains and losses. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

LONG-LIVED ASSETS

        In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the future cash flows associated with the use of the asset and records the asset at fair value. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2000.

INVENTORIES

        Inventories are recorded at the lower of weighted average cost (approximates first-in first-out) or market. Inventories consist of the following:


                                               DECEMBER 31,
                                  -----------------------------------
                                      2000                    1999
                                  ------------           ------------
         Raw materials            $  1,646,779           $    588,048
         Work-in process             1,787,383                601,432
         Finished goods             13,179,138                412,006
                                  ------------           ------------
                                    16,613,300              1,601,486
         Less reserves              (6,826,295)               (84,189)
                                  ------------           ------------
                                  $  9,787,005           $  1,517,297
                                  ============           ============


        Chemical compound libraries accounted for approximately $6.1 million of the total net inventory value at December 31, 2000.

PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:


                                                                 December 31,
                                                      -----------------------------------
                                                          2000                    1999
                                                      ------------           ------------
               Furniture and equipment                $ 12,501,966           $  4,821,335
               Software                                    790,389                362,108
               Leasehold improvements                    4,446,021                633,387
                                                      ------------           ------------
                                                        17,738,376              5,816,830
               Less accumulated depreciation
                 and amortization                       (8,170,505)            (1,161,603)
                                                      ------------           ------------
                                                      $  9,567,871           $  4,655,227
                                                      ============           ============

        Property and equipment, including equipment under capital leases and equipment notes payable, are stated at cost and depreciated over the estimated useful lives of the assets (three to seven years) or the term of the related lease, using the straight-line method. Amortization of assets acquired under capital leases is included in depreciation expense.

PATENTS AND LICENSE RIGHTS

        The Company has purchased patents and license rights for the labeling of chemical libraries and related to products for sale and in development. The purchased patents and license rights are amortized ratably over a period of ten years.

OTHER ASSETS

        Other assets consists of chemical compounds purchased by DTL for its screening services. The compounds are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight line method.

REVENUE RECOGNITION

        Product sales, which include the sale of combinatorial chemistry instruments and proprietary libraries, are recorded as products are shipped. Development contract revenues and high-throughput screening service revenues are recognized on a percentage of completion basis. Advances received under these development contracts and high-throughput screening service agreements are recorded as deferred revenue and recognized as costs are incurred over the term of the contract. Revenue from chemistry service agreements is recognized on a monthly basis and is based upon the number of full time equivalent (FTE) employees that actually worked on each agreement and the agreed-upon rate per FTE per month.

        The Company does not have a history of significant returns of its products nor does it allow its customers the right to return its products.

RESEARCH AND DEVELOPMENT COSTS

        Costs incurred in connection with research and development is charged to operations as incurred.

STOCK-BASED COMPENSATION

        As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company's common stock on the date of the grant. The

Company has recorded deferred stock compensation related to certain stock options which were granted with exercise prices below estimated fair value (see
Note 7), which is being amortized on an accelerated amortization methodology in accordance with FIN 28.

        Deferred compensation for options granted, and restricted stock sold, to consultants has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted, and restricted stock sold, to consultants are periodically remeasured until the underlying options vest.

COMPREHENSIVE LOSS

        SFAS No. 130, Reporting Comprehensive Income, requires the Company to report in the consolidated financial statements, in addition to net income, comprehensive income (loss) and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. For the years ended December 31, 2000 and 1999, the Company has disclosed comprehensive loss as a component of shareholders' equity. Comprehensive loss was the same as net loss for the year ended December 31, 1998.

NET LOSS PER SHARE

        Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share, and SAB 98, for all periods presented. Under the provisions of SAB 98, common stock and redeemable convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

        In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The Company has excluded all convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all applicable periods presented. The weighted average number of shares excluded from the calculation of diluted net loss per share for outstanding convertible preferred stock were 4,374,471, 6,603,780 and 5,665,232 for the years ended December 31, 2000, 1999 and 1998, respectively. The total number of shares excluded from the calculations of diluted net loss per share for options and warrants were 1,292,362, 383,396, and 1,437,691 for the years ended December 31, 2000, 1999 and 1998, respectively. The effect of such securities had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

        Pro forma basic and diluted net loss per common share of $(0.67), $(0.44), and $(0.98) for the years ended December 31, 2000, 1999 and 1998, respectively, gives effect to the assumed conversion of preferred stock, which automatically converted to common stock upon the completion of the Company's initial public offering (using the "as-if converted" method) from the original date of issuance.

SEGMENT REPORTING

        The Company has determined that it operates in only one segment.

CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company limits its exposure to credit loss by placing its cash, cash equivalents and investments with high credit quality financial institutions.

RECENTLY ISSUED ACCOUNTING STANDARDS

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of

SFAS No. 133 will not have an effect on the financial statements because the Company does not engage in derivative or hedging activities.

        In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25". FIN 44 clarifies the definition of employees for purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 has not had a material impact on the Company.

FOREIGN CURRENCY TRANSLATION

        The financial statements of IRORI Europe, Ltd. are measured using the U.S. dollar as the functional currency. The financial statements of Discovery Technologies Ltd. are measured using the local currency as the functional currency. Assets and liabilities of the Company are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at the average rate of exchange during the reporting period. The resulting foreign currency gains (losses) for IRORI Europe, Ltd. are included in the consolidated statement of operations. The resulting translation adjustments for Discovery Technologies Ltd. are unrealized and included as a separate component of other comprehensive income (loss). Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of these transactions.

3. ACQUISITIONS

AXYS ADVANCED TECHNOLOGIES, INC.

        On April 28, 2000, the Company acquired Axys Advanced Technologies, Inc. ("AAT"), a wholly owned subsidiary of Axys Pharmaceuticals, Inc. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

        The Company obtained a report from Houlihan Valuation Advisors, an independent valuation firm, and performed other procedures necessary to complete the purchase price allocation.

        A summary of the AAT acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:


            Total acquisition costs:
                  Cash paid at acquisition                                     $     50,000
                  Issuance of promissory note                                       550,334
                  Issuance of common stock, warrant and stock options            59,769,495
                  Acquisition related expenses                                      345,099
                                                                               ------------
                                                                               $ 60,714,928
                                                                               ============

            Allocated to assets and liabilities as follows:
                  Tangible assets acquired                                     $ 12,252,068
                  Assumed liabilities                                            (2,581,167)
                  In-process research and development                             9,000,000
                  Assembled workforce                                             1,344,067
                  Below market value lease                                        1,221,105
                  Goodwill                                                       39,478,855
                                                                               ------------
                                                                               $ 60,714,928
                                                                               ============

        The goodwill will be amortized on a straight-line basis over a period of ten years from the date of acquisition. The assembled workforce and below market lease intangible assets will be amortized on a straight-line basis over periods of three and four years, respectively, from the date of acquisition.

        The valuation of the in-process research and development was determined based on a discounted cash flow analysis of projected future earnings for each project. The revenue stream from each research and development project was estimated based upon its stage of completion as of the acquisition date. The discount rates used for the analysis were adjusted based on the stage of completion to give effect to uncertainties in meeting the projected cash flows. The discount rates used ranged from 20% to 40%.

        Assuming that the acquisition of AAT had occurred on the first day of the Company's fiscal year ended December 31, 1999, pro forma condensed consolidated financial information would be as follows:


                                                                   YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                               2000                   1999
                                                           ------------           ------------
                                                                      (UNAUDITED)
            Revenues                                       $ 41,334,000           $ 27,050,000
            Net loss                                         (3,543,000)            (4,170,000)
            Net loss per share, basic and diluted          $      (0.27)          $      (3.71)

        This pro forma information is not necessarily indicative of the actual results that would have been achieved had AAT been acquired the first day of the Company's fiscal year ended December 31, 1999, nor is it necessarily indicative of future results. The above pro forma condensed consolidated information does not include the $9.0 million write-off of in-process research and development that occurred in the Company's accounting for its acquisition of AAT in 2000.

STRUCTURAL PROTEOMICS, INC.

        On May 5, 2000, the Company acquired 75% of the outstanding shares of Structural Proteomics, Inc. (SPI) in exchange for $1,000,000 in cash and 150,000 shares of DPI common stock. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16, resulting in a total purchase price of $2.2 million and recognition of goodwill of $1.9 million. The pro forma results of operations for the years ended December 31, 2000 and 1999 as if the acquisition of SPI had occurred on the first day of the Company's fiscal year ended December 31, 1999 are not materially different than the reported net loss.

4. DEBT

EQUIPMENT NOTES PAYABLE AND CAPITAL LEASES

        At December 31, 2000, obligations under equipment notes totaled $1,794,328 payable in monthly installments through the year 2004 with a weighted-average interest rate of 9.77% and secured by the assets of the Company. In March 2000, the Company signed two equipment notes payable totaling $747,150, payable in monthly installments through the year 2003 with a weighted-average interest rate of 13.82% and secured by assets of the Company. In November 2000, the Company signed 3 additional equipment notes payable totaling $737,709, payable in monthly installments through the year 2004 with a weighted-average interest rate of 7.27% and secured by assets of the Company.

NOTES PAYABLE TO SHAREHOLDERS

        On December 10, 1999, the Company borrowed $4.0 million from certain of its principal investors. The notes accrued interest at 8% per annum and were due and payable on the earlier of the closing of a preferred stock financing round or February 10, 2000. Subsequent to December 31, 1999, the noteholders informally extended the maturity of the notes until the closing of the redeemable convertible Series E preferred stock sale. The notes plus accrued interest were converted into redeemable convertible Series E preferred stock on April 7, 2000 (see Note 6 and 7).

        On March 9, 2000, the Company borrowed $2.0 million from one of its principal investors. The promissory note accrued interest at 8% per annum and was due and payable upon the earlier of the closing of a preferred stock financing round or June 9, 2000. In connection with the note, the Company issued warrants to purchase a variable number of shares of redeemable convertible preferred stock at a purchase price of $5.00 per share. The note plus accrued interest was converted into redeemable convertible Series E preferred stock on April 7, 2000 (see Note 6 and 7).

5. COMMITMENTS

LEASES

        The Company leases a facility in San Diego under an operating lease agreement that expires on August 31, 2006, and a second facility in South San Francisco under an operating lease agreement that expires on November 30, 2003. Rent expense was $908,036, $648,788 and $829,343 for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, the Company leases certain equipment under operating leases with initial terms in excess of one year.

        Annual future minimum lease obligations under the Company's operating and capital leases as of December 31, 2000 are as follows:


                                                                                 EQUIPMENT NOTES
                                                              OPERATING        PAYABLE AND CAPITAL
                                                                LEASES                LEASES
                                                             ----------        -------------------
            2001                                             $   971,741           $   774,589
            2002                                                 990,966               691,136
            2003                                                 969,074               321,163
            2004                                                 674,240                19,889
            2005                                                 690,856                    --
            Thereafter                                           467,952                    --
                                                             -----------           -----------
            Total minimum lease payments                     $ 4,764,832             1,806,777
                                                             ===========           ===========
            Less amount representing interest                                        (201,494)
                                                                                   -----------
            Total present value of minimum payments                                  1,605,283
            Less current portion                                                      (661,160)
                                                                                   -----------
            Non-current portion                                                    $   944,123
                                                                                   ===========

        At December 31, 2000, cost and accumulated amortization of property and equipment under capital leases was $2,472,228 and $523,050, respectively. At December 31, 1999, cost and accumulated amortization of property and equipment under capital leases was $624,947 and $170,183, respectively.

LETTER OF CREDIT

        The Company signed a standby letter of credit for $700,000 required under the terms of the Company's lease of its facilities. The Company pledged $1.0 million of cash equivalents as collateral for the letter of credit. The amount is included in restricted cash and cash equivalents as of December 31, 2000 and 1999. The letter of credit expires in fiscal 2004.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK


        In April 2000, the Company issued 1,392,503 shares of redeemable convertible Series E preferred stock at $8.00 per share in exchange for the conversion of $6.0 million in notes payable to shareholders and $5.0 million in cash. All of the shares of redeemable convertible Series A, B, C, D and E preferred stock were converted into common stock upon the completion of the Company's initial public offering on July 27, 2000.

7. SHAREHOLDERS' EQUITY

COMMON STOCK

        On July 27, 2000, the Company sold 5 million shares of common stock at $18.00 per share through an Initial Public Offering. On August 27, 2000, the underwriters exercised their option to acquire an additional 750,000 shares, also at $18.00 per share.

STOCK OPTIONS

        In November 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan, under which 2,350,000 shares of common stock were reserved for issuance of stock and stock options granted by the Company. In July 2000, the Company adopted the 2000 Stock Incentive Plan (the "Plan") as the successor plan to the 1995 Stock Option/Stock Issuance Plan. 3,300,000 shares of common stock were reserved under the Plan, including shares rolled over from the 1995 Plan. The Plan provides for the grant of incentive and nonstatutory options. The exercise price of incentive stock options must equal at least the fair value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair value on the date of grant. The options generally vest over a four-year period and all expire ten years after the date of grant.

        A summary of the Company's stock option activity and related information is as follows:


                                                                       YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------------------
                                                    2000                         1999                          1998
                                          --------------------------    --------------------------    --------------------------
                                                           WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                                            AVERAGE                      AVERAGE                        AVERAGE
                                                           EXERCISE                      EXERCISE                      EXERCISE
                                           OPTIONS           PRICE       OPTIONS          PRICE        OPTIONS           PRICE
                                          ---------        ---------    ---------        ---------    ---------        ---------
Outstanding at beginning of period          934,510        $   0.71       980,075        $   0.49       483,720        $   0.31
Granted                                   1,602,755            7.03       191,500            1.50     1,087,700            0.51
Exercised                                  (359,362)           0.96      (190,790)           0.38      (464,242)           0.40
Forfeited                                   (91,061)           2.59       (46,275)           0.75      (127,103)           0.34
                                          ---------        --------     ---------        --------     ---------        --------
Outstanding at end of period              2,086,842        $   5.44       934,510        $   0.71       980,075        $   0.49
                                          =========        ========     =========        ========     =========        ========
Exerciseable                                574,933        $   1.65       418,469        $   0.53       204,893        $   0.35
                                          =========        ========     =========        ========     =========        ========

        Exercise prices for options outstanding as of December 31, 2000 ranged from $0.30 to $25.00. The weighted-average remaining contractual life of those options is approximately eight years. The weighted-average fair value of the options granted in 2000, 1999 and 1998 is $5.62, $0.39 and $0.13 per share, respectively.

        At December 31, 2000, options for 1,108,502 shares were available for future grant.

        Pro forma information regarding net income or loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2000, 1999 and 1998: risk- free interest rate of 6.0% ; dividend yield of 0%; and a weighted-average life of five years. The Company used a volatility factor of 70%, 0%, and 0% during the years ended December 31, 2000, 1999 and 1998, respectively.

        For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted pro forma information is as follows:


                                                                  YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------
                                                      2000                  1999                  1998
                                                 --------------        --------------        --------------
     Adjusted pro forma net loss                 $  (13,301,547)       $   (3,435,570)       $   (6,296,500)
     Adjusted pro forma net loss per share       $        (1.01)       $        (3.05)       $        (8.23)

        The pro forma effect on net loss for 2000, 1999 and 1998 is not likely to be representative of the pro forma effects on reported net income or loss in future years because these amounts reflect less than four years of vesting.

        Following is a further breakdown of the options outstanding as of December 31, 2000:


                                                                                                   WEIGHTED
                                             WEIGHTED                                               AVERAGE
                                              AVERAGE           WEIGHTED                         EXERCISE PRICE
       RANGE OF            OPTIONS         REMAINING LIFE        AVERAGE           OPTIONS         OF OPTIONS
   EXERCISE PRICES       OUTSTANDING         IN YEARS        EXERCISE PRICE      EXERCISABLE       EXERCISABLE
   ---------------       -----------       -------------     --------------      -----------     --------------
      $0.20--1.50          625,515              7.4             $   0.80            387,328         $    0.73
      $2.50--6.56          876,982              8.9             $   2.66            176,506         $    2.61
     $8.00--12.00          272,600              9.3             $   8.88              1,099         $    8.00
     $14.11--25.00         311,745              9.7             $  19.53             10,000         $   19.88
                         ---------                                                  -------
                         2,086,842                                                  574,933
                         =========                                                  =======


EMPLOYEE STOCK PURCHASE PLAN

        In June 2000, the board of directors and shareholders adopted the Employee Stock Purchase Plan (the "Purchase Plan"). A total of 250,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. Employee participation in the Purchase Plan has not yet commenced.

DEFERRED STOCK COMPENSATION

        In conjunction with the Company's initial public offering completed in July 2000, the Company has recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company's common stock as estimated by the Company's management for financial reporting purposes in accordance with APB No. 25. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options and restricted stock. During the years ended December 31, 2000 and 1999, the Company recorded amortization of stock-based compensation expense of approximately $1.4 million and $0.3 million, respectively.

WARRANTS

        In years prior to 1999, the Company has issued warrants to purchase a total of 468,522 shares of common and preferred stock in connection with convertible bridge notes issued to investors and obligations under capital leases. The warrants had exercise prices ranging from $.01 to $2.00 per share. The Company determined the relative fair value of the warrants at issuance was not material; accordingly, no value has been assigned to the warrants.

        In connection with the issuance of notes payable in December 1999 and March 2000, the Company issued warrants to investors to purchase a total of 234,738 shares of redeemable convertible preferred stock at a purchase price of $5.00 per share. The estimated fair value of the warrants of $1.2 million was based on using the Black Scholes valuation model and was recorded as interest expense in 2000.

        703,260 warrants have been exercised as of December 31, 2000.

COMMON SHARES RESERVED FOR FUTURE ISSUANCE

        At December 31, 2000 common shares reserved for future issuance consist of the following:

     Warrants                             200,000
     Stock options                      3,195,344
     Employee Stock purchase plan         250,000
                                        ---------
                                        3,645,344
                                        =========

8. INCOME TAXES

        At December 31, 2000, the Company had federal and California income tax net operating loss carryforwards of approximately $16,970,000 and $12,860,000, respectively. The difference between the federal and California net tax operating loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes.

        The federal and California tax loss carryforwards will begin to expire in 2010 and 2003, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $1,255,000 and $801,000, respectively, which will begin to expire in 2010 unless previously utilized.

        Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

        Significant components of the Company's deferred tax assets are shown below. A valuation allowance of $12,035,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.


                                                                      December 31,
                                                             --------------------------------
                                                                2000                 1999
                                                             ------------        ------------
     Deferred tax assets:
         Net operating loss carryforwards                    $  6,680,000        $  5,776,000
         Research and development credits                       1,775,000             935,000
         Capitalized research and development expenses          2,732,000             179,000
         Other, net                                               848,000             632,000
                                                             ------------        ------------
     Total deferred tax assets                                 12,035,000           7,522,000
     Valuation allowance for deferred tax assets              (12,035,000)         (7,522,000)
                                                             ------------        ------------
     Net deferred tax assets                                 $         --        $         --
                                                             ============        ============

9. RETIREMENT PLAN

        In 1996, the Company established a 401(k) plan covering substantially all domestic employees. The Company pays all administrative fees of the plan. The plan contains provisions allowing for the Company to declare a match up to 25% of funds contributed to the plan by employees. There were no matching contributions declared by the Company for the years ended December 31, 2000, 1999 and 1998.

10. SIGNIFICANT CUSTOMERS, SUPPLIERS AND FOREIGN OPERATIONS

        Most of the Company's operations and long-lived assets are based in the United States. Discovery Technologies Ltd., located near Basel, Switzerland, had long-lived assets totalling $3,098,373 and $2,354,836 at December 31, 2000 and 1999, respectively.

        The geographic breakdown of our revenues for the years ended December 31, 2000, 1999 and 1998 are as follows:


                            2000       1999     1998
                            ----       ----     ----
     United States           66%       74%       58%
     Foreign countries       34%       26%       42%
                           ----      ----      ----
                            100%      100%      100%

        Major customers, responsible for 10% or more of revenues, include collaborative partners and pharmaceutical and biotechnology companies. The percentages of sales of each of these third party major customers to total revenue derived from third parties for the years ended December 31, 2000, 1999 and 1998 were as follows:

                              Years Ended December 31,
                         --------------------------------
                         2000          1999          1998
                         ----          ----          ----
     Customer A           14%           --            --
     Customer B           12%           22%            8%
     Customer C           10%           --            --
     Customer D            7%           20%            3%
     Customer E            1%            7%           23%

        The Company depends on sole source suppliers for the mesh component of its reactors, the RF tags used in its commercial products and the two dimensional bar code tags used in its NanoKan reactors.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2000 are as follows (in thousands, except per share data):


                                                                                  2000 Quarter Ended
                                                                  ------------------------------------------------------
                                                                   Mar 31         Jun 30         Sep 30         Dec 31
                                                                  --------       --------       --------       --------
     Revenues                                                     $  5,173       $  9,528       $ 10,159       $ 11,403
     Cost of product and services                                    3,053          4,724          5,034          5,531
                                                                  --------       --------       --------       --------
     Gross margin                                                    2,120          4,804          5,125          5,872
                                                                  --------       --------       --------       --------
     Loss from operations                                             (437)        (9,435)        (1,582)        (1,727)
                                                                  --------       --------       --------       --------
     Net loss                                                     $ (1,630)      $ (9,315)      $   (631)      $   (121)
                                                                  ========       ========       ========       ========
     Net loss per share, basic and diluted(1)                     $  (1.23)      $  (1.03)      $  (0.03)      $  (0.01)
                                                                  ========       ========       ========       ========
     Pro forma net loss per share, basic and diluted(1), (2)      $  (0.21)      $  (0.55)      $  (0.03)      $  (0.01)
                                                                  ========       ========       ========       ========

---------------

(1) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

(2) Pro forma basic and diluted net loss per common share gives effect to the assumed conversion of preferred stock, which automatically converted to common stock upon the completion of the Company's initial public offering (using the "as-if converted" method) from the original date of issuance.

12. SUBSEQUENT EVENTS (UNAUDITED)

        On January 12, 2001, the Company acquired Systems Integration Drug Discovery Company, Inc., a privately-held company located in Tucson, Arizona, for approximately $12 million in cash. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

        On February 27, 2001, the Company agreed to acquire Xenometrix, Inc., a publicly-held company located in Boulder, Colorado for approximately $2.5 million in cash. The acquisition is expected to close in the second quarter of 2001, and will be accounted for as a purchase in accordance with the provisions of APB No. 16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

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

     (3) Exhibits.

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
 2.1      Agreement and Plan of Merger, dated April 11, 2000, between
          Discovery Partners International, Inc., DPII Newco, LLC,
          Axys Advanced Technologies, Inc., and the Registrant.
          Incorporated by reference to Ex. 2.1 filed on Form 8-K on
          May 15, 2000.
 3.1      Amended and Restated Certificate of Incorporation.
          Incorporated by reference to Ex. 3.1 filed on Form 10-K
          filed on March 31, 1998.
 3.2      Amended and Restated Bylaws.(1)
 3.3      Registrant's Certificate of Designation of Series A Junior
          Participating Preferred Stock incorporated by reference to
          Exhibit 99.3 filed on Form 8-K dated October 8, 1998.

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
 4.1      Rights Agreement dated as of October 8, 1998, among the
          Registrant and ChaseMellon Shareholders Services, LLC,
          incorporated by reference to Exhibit 99.2 filed on Form 8-K dated October 8, 1998.
 4.2      Form of Rights Certificate, incorporated by reference to
          Exhibit 99.4 filed on Form 8-K dated October 8, 1998.
 4.3      Indenture, dated September 22, 2000, between U.S. Bank Trust
          National Association and the Registrant.(30)
 4.4      Class A Common Stock Purchase Warrant, dated September 22,
          2000, between Delta Opportunity Fund Limitedand the
          Registrant.(30)
 4.5      Class B Common Stock Purchase Warrant, dated September 22,
          2000, between Delta Opportunity Fund Limited and the
          Registrant.(30)
10.1      Registration Rights Agreement, among the Registrant and the other parties therein, dated January 7, 1998.
10.2      1989 Stock Plan, as amended.(2)
10.3      Form of Employee Stock Purchase Plan and Form of Offering
          Document.(2)(12)
10.4+     1997 Equity Incentive Plan. Incorporated by reference to
          Exhibit 10.4 filed on Form 10-Q filed on August 15, 1998.
10.6      Standard Industrial Lease between the Registrant and Shelton
          Properties, Inc., dated October 15, 1992, with related
          addenda and amendment.(1)
10.7      Third Amendment to Lease between Registrant and Shelton
          Properties, Inc., dated March 29, 1994.(4)
10.11**   Research and License Agreement between the Registrant and
          Amgen Inc., dated May 28, 1993.(1)
10.14     Consent and Waiver between the Registrant, Amgen Inc., and the Whitehead Institute for Biomedical Research, dated May
          28, 1993.(1)
10.15**   Collaboration Agreement between the Registrant and Pharmacia
          AB, dated March 29, 1993.(1)
10.16**   Project Agreement between the Registrant and Pharmacia AB, dated March 29, 1993.(1)
10.17     Form of Restricted Stock Purchase Agreement.(1)(2)
10.18+    Form of Indemnity Agreement entered into between the
          Registrant and its officers and directors.(1)(2)
10.19     Stock Bonus Grant Plan.(2)(3)
10.22+    1994 Non-Employee Directors' Stock Option Plan, as amended on January 7, 1998. Incorporated by reference to Exhibit
          10.22 filed on Form 10-K filed on March 31, 1998.
10.23     Fourth Amendment to Lease dated October 15, 1992 between the
          Registrant and Shelton Properties, Inc., dated October 1,
          1994.(5)
10.24**   Collaborative Research and License Agreement between the
          Registrant and Bayer, dated November 28, 1994.(6)
10.25**   Research Agreement between the Registrant and Pharmacia AB, dated December 21, 1994.(5)
10.26     Form of Fifth Amendment to Lease dated October 15, 1992
          between the Registrant and Shelton Properties, Inc. dated
          August 28, 1996.(6)
10.28**   Collaborative Research and License Agreement between the
          Registrant and Pharmacia AB, dated August 29, 1995.(6)
10.33     Amendment to Agreement dated March 29, 1993 between the
          Registrant and Kabi Pharmacia AB, dated January 31, 1996.(9)
10.34     First Amendment to Research and License Agreement, dated May
          28, 1993, between Registrant and Amgen, Inc., dated February
          2, 1996.(9)
10.35     Research Agreement between the Registrant and Pharmacia &
          Upjohn, Inc., a Delaware corporation, dated February 29,
          1996.(9)
10.36     Form of Sixth Amendment to Lease dated October 15, 1992
          between the Registrant and Shelton Properties, Inc., dated
          March 29, 1996.(9)

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
10.39     Standard Industrial Lease between the Registrant and The
          Equitable Life Assurance Society of the United States, dated
          August 5, 1996.(10)
10.42**   Research Collaboration and License Agreement between Merck &
          Co., Inc. and the Registrant, dated November 6, 1996.(7)
10.44     Collaborative Research and License Agreement between
          SmithKline Beecham Corporation and the Registrant, dated
          June 27, 1996.(11)
10.53**   Collaborative Research Agreement dated as of June 30, 1995 by and between Sequana and Corange International, Ltd.(14)
10.54**   Collaborative Research Agreement dated as of June 12, 1995 by and between Sequana and Boehringer Ingelheim
          International GmbH.(14)
10.55+    Form of Indemnification Agreement between the Registrant and its officers and directors.(14)
10.59     Merger Agreement and Plan of Reorganization Agreement
          between Sequana, Sequana Merger Sub, Inc., NemaPharm, Inc.
          and the Shareholders of NemaPharm, Inc., dated July 19,
          1996.(17)
10.61**   Joint Venture Agreement among Sequana Therapeutics, Inc.,
          Memorial Sloan-Kettering Cancer Center and Genos
          Biosciences, Inc., dated January 29, 1997.(19)
10.62*    Amendment to Collaborative Research Agreement of June 12,
          1995 between Sequana and Boehringer Ingelheim International
          GmbH, dated June 19, 1997.(20)
10.64     Agreement and Plan of Merger and Reorganization dated
          November 2, 1997, by and among the Registrant, Beagle
          Acquisition Sub, Inc., a California corporation and wholly owned subsidiary of the Registrant and Sequana.(21)
10.67*    Collaboration Agreement dated as of October 1997 by and
          between the Registrant and Bristol-Myers Squibb Company.
          Incorporated by reference to Exhibit 10-67 filed on Form
          10-K filed on March 31, 1998.
10.68*    Collaboration Agreement dated as of October 31, 1997 by and between Sequana and Warner-Lambert Company. Incorporated by reference to Exhibit 10-68 filed on Form 10-K filed on March
          31, 1998.
10.71     $750,000 Promissory Note, dated September 2, 1997, issued by
          John P. Walker, to the Registrant. Incorporated by reference to Exhibit 10-71 filed on Form 10-K filed on March 31, 1998.
10.72     Employment Agreement, dated August 29, 1997, by and between
          John Walker and the Registrant. Incorporated by reference to
          Exhibit 10-72 filed on Form 10-K filed on March 31, 1998.
10.78     1997 Equity Incentive Plan, dated January 7, 1998.(22)
10.83     Amendment to the Collaborative Research Agreement between
          Sequana and Corange International Ltd., effective June 30,
          1995, dated January 9, 1998.(24)
10.84*    Amendment No. 2 to the Collaborative Research Agreement
          between Sequana and Corange International Ltd., dated June
          30, 1995, effective February 23, 1998.(24)
10.87*    Termination of Collaborative Research Agreement between
          Sequana and Glaxo Wellcome, Inc., effective February 1,
          1998.(25)
10.88*    Combinatorial Chemistry Agreement between the Registrant and
          Warner-Lambert Company, dated May 15, 1998.(25)
10.89*    Collaboration Agreement by and among the Registrant and its subsidiaries, NemaPharm, Inc. and Sequana, and Roche
          Bioscience, dated June 1, 1998.(25)
10.90*    Amendment dated September 21, 1998 to the Collaboration
          Agreement between Warner-Lambert Company and Sequana, dated
          October 31, 1997.(26)
10.91     1997 Non-Officer Equity Incentive Plan.(26)
10.93*    Second Amendment to the Research Collaboration and License
          Agreement between Arris Pharmaceutical Corp. and Merck and
          Co., Inc., dated November 5, 1998.
10.94*    Collaborative Research and License Agreement between the
          Registrant and Rhone-Poulenc Rorer Pharmaceuticals, Inc.,
          dated December 11, 1998.

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
10.95*    Combinatorial Chemistry Agreement between the Registrant and
          Rhone-Poulenc Rorer Pharmaceuticals, Inc., dated December
          22, 1998.
10.96     Agreement, dated June 11, 1998, by and between William
          Newell and the Registrant.
10.97     Employment Agreement, dated February 26, 1999, between the
          John Walker and the Registrant.(27)
10.98     Series A Preferred Stock Purchase Agreement, dated February
          2, 1999 by and among Xyris Corporation, Bay City Capital
          Fund I and the Registrant. (27)
10.101    First Amendment to the Research Agreement, dated February
          28, 1999 between the Registrant and Pharmacia & Upjohn,
          Inc.(27)
10.102    Seventh Amendment to Standard Industrial Lease Multi-tenant, dated February 13, 1998, between Shelton Corporation and the
          Registrant.(27)
10.103    Eighth Amendment to Standard Industrial Lease Multi-tenant, dated November 18, 1998 between Shelton International
          Holdings, Inc. and the Registrant.(27)
10.104    Ninth Amendment to Standard Industrial Lease Multi-tenant, dated November 18, 1998 between Shelton International
          Holdings, Inc. and the Registrant.(27)
10.105**  Termination of Collaborative Research Agreement, dated
          February 13, 1999 between Corange International, Ltd. and
          the Registrant.(27)
10.106**  Termination Agreement dated February 5, 1999 between
          Pharmacia and Upjohn AB and the Registrant.(27)
10.107**  Combinatorial Chemistry Agreement between Axys Advanced
          Technologies, Inc. and Daiichi Pharmaceutical Co., Ltd.,
          signed June 30, 1999.(28)
10.108**  Amendment to the Collaboration Agreement between the Sequana and Boehringer Ingelheim GmH, dated June 14, 1999.(28)
10.109    Series A Preferred Stock Purchase Agreement dated May 14,
          1999, by and among Xyris Corporation, The North American
          Nutrition & Agribusiness Fund and the Registrant.(28)
10.110    Series A Preferred Stock Purchase Agreement dated May 14,
          1999, by and among Xyris Corporation and Missouri Soybean
          Merchandise Council and the Registrant.(28)
10.112**  First Amendment to Lease between ARE-JOHN HOPKINS COURT LLC and Sequana, dated December 1, 1998.(28)
10.113**  Combinatorial Chemistry Agreement between Axys Advanced
          Technologies, Inc. and Allergan, Inc., dated September 27,
          1999.(29)
10.114**  Loan Agreement by and between Axys Pharmaceuticals, Inc. and
          Foothill Capital Corporation, dated July 26, 1999.(29)
10.115    Warrant to Purchase Common Stock, issued to Reedland Capital
          Partners, dated July 30, 1999.(29)
10.116    Registration Rights Agreement by and among the Registrant
          and Reedland Capital Partners, dated July 30, 1999.(29)
10.117    Fifth Amendment to Expansion Lease by and between the
          Registrant and Alexandria Real Estate Equities, dated
          October 1999.(29)
10.118**  Termination of Collaborative Research and License Agreement
          between Registrant and Bristol-Myers Squibb Pharmaceutical
          Research Institute dated December 31, 1999.
10.119**  Research Collaboration License Agreement between the
          Registrant and Merck & Co., Inc. dated November 18, 1999.
10.120**  Amendment to the Collaboration Agreement between the
          Registrant and Warner-Lambert Company dated October 1, 1999.
10.121    Employment Agreement, dated December 14, 1999 between
          William J. Newell and the Registrant.(31)
10.122    Employment Agreement, dated December 14, 1999 between
          Michael C. Venuti and the Registrant.(31)
10.123*   Compound Purchase Agreement, dated April 28, 2000 between
          Advanced Technologies, Inc. and the Registrant.

EXHIBIT
 NUMBER                     DESCRIPTION OF DOCUMENT
-------                     -----------------------
10.124    Bridge Financing Agreement, dated June 8, 2000, between
          Akkadix Corporation and North American Nutrition &
          Agribusiness Fund, L.P.
10.125    Common Stock Purchase Agreement, dated July 21, 2000,
          between Acqua Wellington North American Equities Fund,
          Ltd.(32)
10.126    Construction Agreement, dated August 10, 2000 between J.M.
          O'Neil Inc. and the Registrant.
10.127    Construction Agreement, dated August 18, 2000 between CAS
          Architects, Inc. and the Registrant.
10.128    Note Purchase Agreement, dated September 20, 2000, between
          Delta Opportunity Fund, Ltd. and the Registrant.(30)
10.129    Construction Agreement, dated September 21, 2000 between
          J.M. O'Neil Inc. and the Registrant.
10.130    Waiver of First Refusal, dated November 29, 2000 between
          Akkadix Corporation and the Registrant.
10.131*   Second Amendment to the Collaborative Research and License
          Agreement dated June 2, 2000, between Aventis
          Pharmaceuticals Products Inc. and the Registrant, dated
          December 11, 2000.
10.132    Bridge Financing Agreement, dated December 12, 2000, between
          Akkadix Corporation and the Registrant.
10.133*   Fifth Amendment to the Research Collaboration and License
          dated November 6, 1996, between Merck & Co., Inc. and the
          Registrant, dated December 15, 2000.
10.134*   Sixth Amendment to the Research Collaboration and License
          dated November 6, 1996, between Merck & Co., Inc. and the
          Registrant, dated December 15, 2000.
10.135    Axys Pharmaceuticals, Inc. 1999 Key Personnel Stock Option
          Plan
10.136    Collaborative Research and License Agreement between Axys
          Pharmaceuticals, Inc. and Cytovia, Inc., dated March 15,
          2000.(33)
10.137    Fourth Amendment to the Research Collaboration and License
          Agreement between Arris Pharmaceuticals Corporation and
          Merck and Co., Inc., dated March 3, 2000.(33)
10.138    Form of Stock Purchase Agreement between Axys
          Pharmaceuticals, Inc. and various Investors, dated February
          15, 2000.(33)
10.139    Agreement and Plan of Merger by and among Discovery Partners
          International, Inc., DPII Newco, LLC, Axys Advanced
          Technologies, Inc. and Axys Pharmaceuticals, Inc., dated
          April 11, 2000.(34)
10.140    Amendment No. 1 to the Collaborative Research and License
          Agreement between the Registrant and Rhone-Poulenc Rorer
          Pharmaceuticals, Inc., dated June 2, 2000.(34)
10.141    Common Stock Purchase Agreement by and between Acqua
          Wellington North American Equities Fund, Ltd. and Axys
          Pharmaceuticals, Inc. dated July 21, 2000.(35)
10.142    Note Purchase Agreement, Indenture; Supplemental Indenture;
          Class A Common Stock Purchase Warrant; Class B Common Stock
          Purchase Warrant.(35)
10.143    Credit agreement by and between PPGx, Inc. and Axys
          Pharmaceuticals, Inc. dated September 22, 2000.(35)
10.144    Bridge Loan by and between Akkadix Corporation and Axys
          Pharmaceuticals, Inc. dated September 11, 2000.(35)
10.145    Secured/Subordinated Promissory Note by and between
          Littlefield Associates and Axys Pharmaceuticals, Inc. dated
          September 28, 2000.(35)
21        Subsidiaries of the Registrant.
23.1      Consent of Ernst & Young LLP, Independent Auditors.
23.2      Consent of Ernst & Young LLP, Independent Auditors.
24.1      Power of Attorney (incorporated in the signature page of
          this Form 10-K).

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

(30) Incorporated herein by reference to the Registrant's Registration Report on Form 8-K filed on September 28, 2000.

(31) Incorporated herein by reference to the Registrant's Registration Report on Form 10-K for the year ended December 31, 1999.

(32) Incorporated herein by reference to the Registrant's Registration Report on Form 8-K filed on August 2, 2000.

(33) Incorporated herein by reference to the Registrant's Registration Report on Form 10-Q for the quarter ended March 31, 2000.

(34) Incorporated herein by reference to the Registrant's Registration Report on Form 10-Q for the quarter ended June 30, 2000.

(35) Incorporated herein by reference to the Registrant's Registration Report on Form 10-Q for the quarter ended September 30, 2000.

     (b) Reports on Form 8-K

        Axys filed a Current Report on Form 8-K on November 3, 2000, reporting on the Company's financial results for the third quarter of fiscal year 2000.

     (c) See Exhibits listed under Item 14(a)(3).

     (d) All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or in the noted thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2001.

                                          AXYS PHARMACEUTICALS, INC.

                                          By:     /s/ PAUL J. HASTINGS
                                            ------------------------------------
                                                      Paul J. Hastings
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints Paul Hastings and David E. Riggs, or any of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                /s/ PAUL J. HASTINGS                    President, Chief Executive      March 30, 2001
-----------------------------------------------------      Officer and Director
                  Paul J. Hastings                     (Principal executive officer)

                 /s/ DAVID E. RIGGS                      Senior Vice President and      March 30, 2001
-----------------------------------------------------     Chief Financial Officer
                   David E. Riggs                        (Principal financial and
                                                            accounting officer)

                 /s/ JOHN P. WALKER                      Chairman of the Board Of       March 30, 2001
-----------------------------------------------------            Directors
                   John P. Walker

                                                                 Director
-----------------------------------------------------
                 Ann M. Arvin, M.D.

                /s/ VAUGHN M. KAILIAN                            Director               March 30, 2001
-----------------------------------------------------
                  Vaughn M. Kailian

                  /s/ IRWIN LERNER                               Director               March 30, 2001
-----------------------------------------------------
                    Irwin Lerner

                /s/ ALAN C. MENDELSON                            Director               March 30, 2001
-----------------------------------------------------
                  Alan C. Mendelson

                /s/ J. LEIGHTON READ                             Director               March 30, 2001
-----------------------------------------------------
               J. Leighton Read, M.D.