Form 10-Q
period 2001-03-31
AXYS PHARMACEUTICALS INC
filed 2001-05-14
CIK 913056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 0-22788

Axys Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2969941
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

180 Kimball Way
South San Francisco, California    94080
(Address of principal executive offices including zip code)

(650) 829-1000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 37,528,412 as of April 30, 2001.

Axys Pharmaceuticals, Inc.
TABLE OF CONTENTS

________________

* The financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXYS PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS
(In thousands)

                                                           March 31,   December 31,
                                                             2001         2000(1)
                                                         -----------  ------------
                                                          (unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents............................ $    29,191  $     41,247
  Marketable investments...............................         239           529
  Accounts receivable..................................         750            --
  Prepaid expenses and other current assets............       3,160         2,890
                                                         -----------  ------------
          Total current assets.........................      33,340        44,666
Property and equipment, net............................      11,780        10,983
Investment in equity-method investee...................      42,828        40,367
Other investments......................................      15,007        15,007
Notes receivable from employees........................         652           365
Debt issuance costs, net...............................       6,299         6,753
Other assets...........................................         804           555
                                                         -----------  ------------
          Total assets................................. $   110,710  $    118,696
                                                         ===========  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $     3,544  $      5,406
  Accrued compensation.................................       1,535         2,154
  Other accrued liabilities............................       2,346         2,503
  Deferred revenue.....................................         362           229
  Current portion of capital lease and notes...........       1,047           950
                                                         -----------  ------------
          Total current liabilities....................       8,834        11,242
Capital lease obligations, noncurrent..................       2,300         1,889
Subordinated notes.....................................      26,000        26,000
Other liabilities......................................       1,919            --

Stockholders' equity:
  Common stock.........................................     357,582       347,444
  Accumulated other comprehensive loss.................        (512)         (524)
  Accumulated deficit..................................    (285,413)     (267,355)
                                                         -----------  ------------
          Total stockholders' equity...................      71,657        79,565
                                                         -----------  ------------
          Total liabilities and stockholders' euity.... $   110,710  $    118,696
                                                         ===========  ============

__________________

(1) The balance sheet at December 31, 2000 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

AXYS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

                                                        Three Months Ended
                                                             March 31,
                                                       ------------------
                                                          2001      2000
                                                       --------  --------
Collaboration and license revenue.................... $  3,070  $  1,414
                                                       --------  --------
Operating expenses:
  Research and development...........................    8,929     7,858
  General and administrative.........................    3,242     2,814
  Non-cash compensation (income) expense.............   (1,051)      --
  Restructuring charge...............................      --       (545)
                                                       --------  --------
          Total operating expenses...................   11,120    10,127
                                                       --------  --------
Operating loss.......................................   (8,050)   (8,713)
Interest income......................................      531       141
Interest expense.....................................   (1,474)     (176)
Equity interest in loss of equity-method investee....   (9,059)      --
Other expense........................................     (978)      --
                                                       --------  --------
Loss from continuing operations......................  (19,030)   (8,748)

Cumulative effect of change in accounting principle..      972       --
Income from operations of discontinued segments......      --        256
                                                       --------  --------
Net loss............................................. $(18,058) $ (8,492)
                                                       ========  ========
Basic and diluted net loss per share from
  continuing operations.............................. $  (0.51) $  (0.27)
Basic and diluted net income per share from
  cumulative effect..................................     0.03       --
Basic and diluted income per share from
  discontinued segments..............................      --       0.01
                                                       --------  --------
Basic and diluted net loss per share................. $  (0.48) $  (0.26)
                                                       ========  ========

Shares used in computing basic and diluted net
  (loss) income per share............................   37,345    32,067
                                                       ========  ========

See accompanying notes.

AXYS PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              2001       2000
                                                           ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................. $ (18,058) $  (8,492)
Adjustments to reconcile net loss to net cash
  and cash equivalents used in operating activities:
  Non-cash restructuring charge..........................        --       (545)
  Non-cash compensation income...........................    (1,051)        --
  Cumulative effect of a change in accounting principle..      (972)        --
  Other expense..........................................       978         --
  Interest expense on convertible debt...................       519         --
  Depreciation and amortization..........................     1,712      1,952
  Options and warrants issued to consultants.............       161         --
  Equity interest in loss of equity-method investee......     9,059         --
  Forgiveness of note receivable from employees..........        13        191
  Changes in assets and liabilities:
    Accounts receivable..................................      (750)       (75)
    Inventory............................................        --        186
    Prepaid expenses and other current assets............      (270)      (716)
    Other assets.........................................       296         16
    Accounts payable.....................................    (1,862)    (2,226)
    Accrued compensation.................................      (619)      (323)
    Other accrued liabilities............................      (156)    (1,147)
    Deferred revenue.....................................       133       (756)
                                                           ---------  ---------
         Net cash and cash equivalents used in
          operating activities...........................   (10,867)   (11,935)
                                                           ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
  Maturities.............................................       202      3,080
Minority interest........................................        --       (409)
Transaction costs on disposal of segment.................        --     (1,500)
Net purchase of property and equipment...................    (2,055)    (1,333)
Loan to officer..........................................      (300)        --
                                                           ---------  ---------
         Net cash and cash equivalents used in
          investing activities...........................    (2,153)      (162)
                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock...............       457     34,273
Proceeds from notes payable and capital lease financing..       703     20,000
Principal payments on notes payable and capital leases...      (196)   (17,269)
                                                           ---------  ---------
         Net cash and cash equivalents provided by
          financing activities...........................       964     37,004
                                                           ---------  ---------
Net (decrease) increase in cash and cash equivalents.....   (12,056)    24,907
Cash and cash equivalents, beginning of period...........    41,247     23,577
                                                           ---------  ---------
Cash and cash equivalents, end of period................. $  29,191  $  48,484
                                                           =========  =========

See accompanying notes.

AXYS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2001
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein have been prepared by Axys Pharmaceuticals, Inc. ("Axys" or the "Company") according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

On April 28, and December 22, 2000, respectively, the Company completed the sale of two of its subsidiaries: its combinatorial chemistry business, Axys Advanced Technologies, Inc. ("AAT"), to Discovery Partners International, Inc. (Nasdaq: DPII "DPI") and its pharmacogenomics subsidiary PPGx, Inc. to DNA Sciences, Inc. The Company reclassified operating results previously reported for the three months ended March 31, 2000 to reflect the results of these subsidiaries as discontinued operations, in accordance with Accounting Principles Board Opinion No. 30 (APB 30).

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Reclassifications

Certain prior period amounts have been reclassified to conform to the March 31, 2001 presentations.

Uses of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could be material.

Changes in Accounting Principle

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), which is required to be adopted in years beginning after June 15, 2000. The Statement requires the recognition of all derivative instruments on the balance sheet to be recorded at fair market value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We have not designated our derivative instruments as hedges, therefore, all changes in the fair value of our derivative instruments are recorded in earnings. The adoption of FAS 133 at January 1, 2001 resulted in the cumulative effect of an accounting change of $972,000 being recognized in the statement of operations.

Derivative Instruments

At March 31, 2001, the Company had two derivative instruments: (1) A warrant held in connection with the DPI investment; and (2) A stock option plan covering a portion of the Company's investment in DPI, in which the Company has granted certain employees options to acquire common stock in this investment (See Note 2). During the first quarter of 2001 the Company recorded a charge of $978,000 in connection with the warrant to reflect the change in fair value and a credit of approximately $1.1 million in connection with the stock option plan to reflect the changes in fair value of these derivative instruments.

2. Investment in Equity-Method Investee

Investment in equity-method investee consists of the Company's investment in DPI as a result of the merger agreement between DPI and the Company for the sale of AAT in April 2000. The Company accounts for its investment in DPI under the equity method of accounting.

At March 31, 2001 the Company owned 7,425,000 shares of DPI common stock, which represented approximately 31% ownership of the outstanding shares of DPI.

The Company adopted a Key Personnel Stock Option Plan, whereby key personnel have been granted options to purchase shares of stock in Axys' affiliated companies. The participants in the plan have the right to purchase up to 5% of the Company's equity holdings in the affiliated companies. As a result of this plan, the financial statements reflect a credit of $1.1 million related to the change in fair value associated with this plan.

The market value of DPI stock held by Axys as of March 31, 2001 was approximately $47.3 million.

Summarized statement of operations information of DPI for the three month periods ended March 31, 2001 and 2000 was as follows:

                                       Three Months Ended
                                            March 31,
                                      -------------------
        DOLLARS IN THOUSANDS            2001      2000
------------------------------------  --------- ---------
Net sales........................... $   9,524 $   5,173
Loss from operations................    (3,455)     (437)
Net loss............................    (2,201)   (1,630)

3. Investment in Akkadix

On March 15, 2001, two third party investors of Akkadix Corporation exercised a contractual option extended to them by the Company to exchange their approximately 2.7 million shares of Akkadix's Series A preferred stock for approximately 2.5 million shares of the Company's common stock. The fair market value of Axys common stock exchanged for Akkadix preferred stock was approximately $9.0 million on the date of the option exercise.

The conversion of shares will result in an increase in the Company's equity ownership of Akkadix from approximately 31% to 44% (as of March 31, 2001).

Changing conditions in private equity markets during the first quarter forced Akkadix to sharply reduce their operations as the company was unable to secure planned new equity funding. A substantial percentage of their employees were terminated and Akkadix vacated their office/laboratory space. The Company has concluded that the future viability of the Akkadix business is highly uncertain. Accordingly, in conformance with the equity method of accounting, we incurred a non-cash charge of $9.0 million during the first quarter of 2001, recognizing a permanent impairment in the value of the Company's investment in Akkadix. The company does not anticipate any future benefit from this investment.

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities. Components of comprehensive loss are as follows:

                                                        Three Months Ended
                                                             March 31,
                                                       ------------------
                                                          2001      2000
                                                       --------  --------
Net loss............................................. $(18,058) $ (8,492)
Other comprehensive income (loss)....................       12        (1)
                                                       --------  --------
Comprehensive loss................................... $(18,046) $ (8,493)
                                                       ========  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains both historical information and forward-looking statements that involve risks and uncertainties. Forward-looking statements include projections and other statements about events that may occur at some point in the future. The Company's actual results could differ significantly from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as under "Item 1. Business," including, "What Factors Could Cause Our Results To Differ Significantly From Those You Might Expect" and "What Matters Should Stockholders Consider with Respect to the Company?", in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

In February 2001, we received a research milestone payment from Merck & Co. for meeting a pre-agreed milestone in the development of a compound being studied for use in the treatment of osteoporosis, a disease that affects an estimated 40 percent of women over the age of 50. The compound selected by Merck is a potent and selective inhibitor of Cathepsin K, a cysteine protease that has been demonstrated to play a key role in bone resorption.

In March 2001, we recorded revenue from a research milestone from Aventis, for successfully completing a pivotal in vivo proof-of-concept study which confirmed the mechanism of action for orally administered inhibitors of Cathepsin S, another human cysteine protease. The collaboration with Aventis is focused on development of Cathepsin S inhibitors for potential applications in treating inflammation and autoimmune disease, including rheumatoid arthritis, asthma, atherosclerosis, COPD and rhinitis.

Also in March 2001, two investors in Akkadix Corporation exercised an option, extended to them by Axys, to exchange their 2.7 million shares of Series A Preferred Stock of Akkadix for approximately 2.5 million shares of Axys common stock. The fair market value of Axys common stock exchanged for Akkadix preferred stock was approximately $9.0 million. As a result of the exercise of these options, Axys' ownership of Akkadix voting stock increased from 31% to approximately 44%. During the first quarter of 2001, Akkadix sharply reduced their operations because of diminished financial resources. A substantial percentage of their employees were terminated and Akkadix vacated their office/laboratory space. We have concluded that the future viability of the Akkadix business is highly uncertain. Accordingly, in conformance with the equity method of accounting, we incurred a non-cash charge of $9.0 million during the quarter recognizing a permanent impairment in the value of our investment in Akkadix. The company does not anticipate any future benefit from this investment.

To date, we have not generated any product revenue from our drug discovery programs and we do not expect to generate product revenue for at least several years. As of March 31, 2001, we had an accumulated deficit of $285 million. We expect that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. Included in our accumulated deficit at March 31, 2001 was approximately $147 million of acquired in-process research and development from the acquisitions of Khepri Pharmaceuticals, Inc. in 1995 and Sequana Therapeutics, Inc. ("Sequana") in January 1998. We expect our sources of revenue, if any, for the next several years to consist of payments under corporate partnerships. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses are expected to result in significant operating losses for the foreseeable future. We will not receive product revenues or royalties from our collaborative partners before completing clinical trials and successfully commercializing these products.

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

Results of Operations

Collaboration and Licensing Revenues

Our collaboration and licensing revenues were $3.1 million for the three months ended March 31, 2001, compared to $1.4 million for the same period in 2000. The increase was primarily due to milestones earned from corporate collaborations with both Merck and Aventis.

Research and Development

Our research and development expenses were $8.9 million for the three months ended March 31, 2001, compared to $7.9 million for the same period in 2000. The overall increase for the first three months of 2001 was primarily due to clinical development expenses incurred in connection with clinical studies for APC 2059.

General and Administrative

Our general and administrative expenses were $3.2 million for the three months ended March 31, 2001, compared to $2.8 million for the same period in 2000. The increase was primarily due to upgrading our information systems and network infrastructure.

Non-cash compensation income

We recorded non-cash compensation income of $1.1 million for the three months ended March 31, 2001, relating to the adoption of FAS 133 in January 2001. We recorded a credit as a result of the decline in fair value of the company's liability under the Key Stock Option Employee Plan. Under this plan, certain employees of Axys have been granted contractual options to purchase shares of our investment of Discovery Partners International, Inc. (DPI).

Interest Income and Interest Expense

Interest income was $531,000 for the three months ended March 31, 2001, compared to $141,000 for the same period in 2000. The increase was primarily due to the increase in average cash investment balances during the first quarter of 2001, compared to the first quarter of 2000. Interest expense was $1,474,000 for the three months ended March 31, 2001, compared to $176,000 for the same period in 2000. The increase in the first quarter was primarily due to the interest expense on the subordinated notes payable. Interest expense on these notes consists of the 8% face value interest rate and the amortization of debt issuance costs.

Equity Interest in Loss of Equity-Method Investee

We recorded a $9.1 million loss in connection with our equity method investees during the three months ended March 31, 2001. These losses reflect our pro rata share loss from our investments in DPI and the write off of our remaining investment in Akkadix.

Other Expense

Other expense was $978,000 for the three months ended March 31, 2001 and represents the change in fair value of the warrants received as part of our investment in DPI in conformity with FAS 133 adopted in January 2001.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of capital stock, through corporate collaborative research and from a secured convertible note. As of March 31, 2001, we have accumulated, approximately $229 million in net proceeds from offerings of our capital stock. In addition, we have accumulated approximately $183 million from our collaborative research agreements.

Our principal sources of liquidity are our cash and investments, which totaled $29.4 million on March 31, 2001. Included in our investments on March 31, 2001 were 35,450 shares of common stock., which are subject to a lock-up agreement that restricts our ability to sell the securities. The lock up expires in June 2001.

In 2000, we sold our Axys Advanced Technologies subsidiary to DPI for approximately 7.4 million shares of DPI common stock. Later in 2000, we sold our interest in PPGx to DNA Sciences, Inc. for approximately 1.5 million shares of Series D Preferred Stock.

We used cash and cash equivalents of $10.9 million in the operations of our company during the first quarter of 2001 compared to $11.9 million in the same period in 2000.

We purchased approximately $2.1 million of property and equipment during the first quarter of 2001. We expect to acquire or lease additional equipment in connection with future research and development activities. We are also expending cash in the construction of our new 43,500 square foot medicinal chemistry building adjacent to our principal offices and laboratory buildings in South San Francisco. We expect the building to be completed in the second half of 2001 and to relocate some of our employees from our off-campus medicinal chemistry building to the new building. At March 31, 2001, we have incurred approximately $2.9 million on the construction and have commitments totaling approximately $5.0 million. In April, we were notified of a commitment to provide the company with a building construction loan for a maximum of $11.0 million loan at prime plus one percent for up to 15 months to complete the construction of this building.

The drug development process is expensive and will require that we raise money in the future until our company begins to generate substantial product or royalty revenues, if ever. We believe that existing cash, short-term investments, revenues from existing collaborations, potential proceeds from the liquidation of our long-term equity investments in DPI and DNAS, and potential additional licensing revenues will enable us to continue current and planned operations for 18-24 months. We continue to actively pursue a variety of financing alternatives. There can be no assurances that we can liquidate our investments in a timely manner, or that the proceeds from these investments will be adequate to meet our requirements to fund operations. Finally, the senior secured convertible notes are collateralized by approximately 6.7 million shares of the DPI stock we own; accordingly, at such time that the DPI shares are liquidated, a substantial portion of the proceeds may be used to retire the debt.

In July 2000, we completed a sale of $10 million of our common stock, under a shelf registration relating to the offer and sale of up to $50 million of our common stock. The shares of common stock were sold at a discounted weighted average price of $6.10 to Acqua Wellington North American Equities Fund, Ltd.. Under the agreement with Acqua Wellington, we may, after additional SEC filings in accordance with federal securities laws, and at our discretion, issue and sell to Acqua Wellington up to an additional $40 million of common stock, at a price per share based on the daily volume weighted average price. In addition, we may also grant to Acqua Wellington a right to purchase additional shares up to an amount equal to the number of shares we elect to sell during that period.

We expect that we will need to continue to raise money for a number of years until we achieve, if we ever achieve, substantial product or royalty revenues. We expect to seek additional funding through new collaborations, the extension of existing collaborations, through sale of our interests in DPI and DNAS, or through public or private equity or debt financings. We cannot be certain that additional funding will be available or that the terms will be acceptable. Existing stockholders will experience dilution of their investment if we raise additional funds by issuing equity. If adequate funds are not available, we may delay, reduce or eliminate any of our research or development programs. Furthermore, we may obtain funds through arrangements with collaborative partners or others that require us to give up rights to technologies or products that we would otherwise seek to develop or commercialize ourselves.

Certain Business Risks

We are at an early stage of development and will need a substantial amount of additional funding to continue to prosecute our research and development programs. Our proprietary research programs are, in many cases, several years from clinical development and require substantial additional research and development. All of our proposed products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive and costly pre-clinical and clinical testing, as well as lengthy regulatory approval involving many complexities. Our research and development efforts may not be successful, our proposed products may not prove to be safe and efficacious in clinical trials, and no commercially successful products may ultimately be developed by us. In addition, many of our currently proposed products are subject to development and licensing arrangements with our collaborators. Therefore, we are dependent in many cases on the research and development efforts of these collaborators. Moreover, in cases where we are the licensor of its research programs, we are entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the proposed products covered by the collaborations. We have experienced significant operating losses since inception and expect to incur significant operating losses over at least the next several years. The development of our proposed products will require a commitment of substantial funds to conduct these costly and time-consuming activities, which funds may not be available.

Should our collaborators or we fail to perform in accordance with the terms of the applicable agreements, any consequent loss of revenue under the collaboration agreements could have a material adverse effect on our business, financial condition and results of operations. The proposed products under development by we have never been manufactured on a commercial scale and it is possible that proposed products may not be able to be manufactured at a cost or in quantities necessary to make them commercially viable. We have no sales, marketing or distribution capability for its proposed products. If any of the products subject to our collaborative agreements involving licenses or our research programs are successfully developed, we must rely on our collaborators to market the products. We cannot ensure that any collaborator's marketing efforts would be successful.

If we develop any products which are not subject to collaborative agreements under which our research partner is the marketer, we must either rely on other pharmaceutical companies to market the products or we must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market the products directly. We cannot guarantee that its marketing efforts would be successful.

The foregoing risks reflect our early stage of development and the nature of its industry and products. Also inherent in our stage of development are a number of additional risks, including competition, the substantially greater financial resources of a number of its competitors, uncertainties regarding protection of patents and proprietary rights, government regulation, uncertainties related to clinical trials and health care reform and the potential volatility of our stock price. These risks and uncertainties are discussed further in "Items 1. Business - What Factors Could Cause Our Results to Differ Significantly From Those You Might Expect?" and " - What Other Matters Should Stockholders Consider with Respect to the Company?" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed by us with the Securities and Exchange Commission on March 30, 2001.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company's exposure to market risk is principally limited to its cash equivalents and investments that have maturities of less than one year. We maintain a non-trading investment portfolio of investment grade, liquid debt securities that limits the amount of credit exposure to any one issue, issuer or type of instrument. The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are therefore subject to interest rate risk. We currently do not hedge interest rate exposure.

We are subject to market rate risks due to fluctuations in interest rates and equity markets. All of our long-term debt is in the form of fixed-rate notes with original maturities ranging over 4 years. Accordingly, fluctuations in interest rates can lead to fluctuations in the fair value of such instruments. We have not entered into financial derivatives to reduce its exposure to interest rate risks.

PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. Previously filed on Form 10-K for the year ended March 31, 1998 and incorporated by reference.
3.2	Amended and Restated Bylaws. Previously filed on a Form S-1 registration statement (33-69972) filed October 5, 1993 and incorporated by reference.
3.3	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed on Form 8-K dated October 8, 1998 and incorporated by reference.
4.1	Rights Agreement dated as of October 8, 1998, among Axys and ChaseMellon Shareholders Services, LLC. Previously filed on Form 8-K dated October 8, 1998 and incorporated by reference.
4.2	Form of Rights Certificate. Previously filed on Form 8-K dated October 8, 1998 and incorporated by reference.
4.3	Indenture, dated September 22, 2000, between U.S. Bank Trust National Association and Axys. Previously filed on Form 8-K filed on September 28, 2000 and incorporated by reference.
4.4

Class A Common Stock Purchase Warrant, dated September 22, 2000, between Delta Opportunity Fund Limited and Axys. Previously filed on Form 8-K filed on September 28, 2000 and incorporated by reference.

4.5

Class B Common Stock Purchase Warrant, dated September 22, 2000, between Delta Opportunity Fund Limited and Axys. Previously filed on Form 8-K filed on September 28, 2000 and incorporated by reference.

10.54	Collaborative Research Agreement entered into June 12, 1995 by and between Sequana and Boehringer Ingelheim, Int'l.(1)
10.147	Executive Employment Agreement, dated December 14, 2000, by and between Douglas Altschuler and the registrant.
10.148	Amended and Restated Executive Employment Agreement, dated March 30, 2001, by and between Daniel F. Hoth, M.D. and the registrant.
10.149	Amended and Restated Executive Employment Agreement, dated March 28, 2001, by and between Michael C. Venuti, Ph.D. and the registrant.
10.150	Amended and Restated Executive Employment Agreement, dated March 27, 2001, by and between William J. Newell and the registrant.
10.151	Amended and Restated Executive Employment Agreement, dated March 27, 2001, by and between David E. Riggs and the registrant.
10.152	Executive Employment Agreement, dated January 23, 2001, by and between Paul J. Hastings and the registrant.
10.153	Pledge Agreement, dated January 23, 2001, by and between Paul J. Hastings and the registrant.
10.154	Promissory Note, dated January 2, 2001, by and between Paul J. Hastings and the registrant.

_______________

(1) A redacted version of this agreement was originally filed as Exhibit 10.10 to the Sequana Therapeutics Form S-1 registration statement (File No. 33-93460), (renumbered as Axys Exhibit 10.54 as a result of the merger between Axys and Sequana) pursuant to a confidentiality order dated, July 31, 1995. The order has expired and Axys is now filing an unredacted version of the agreement.

(b) REPORTS ON FORM 8-K

    Axys filed a Current Report on Form 8-K on January 31, 2001, reporting the sale of our PPGx subsidiary to DNA Sciences, Inc.

    Axys filed a Current Report on Form 8-K on March 8, 2001, reporting on the Company's year-end 2000 results. This report includes unaudited consolidated balance sheets dated December 31, 2000 and December 31, 1999 and unaudited consolidated statements of operation for the three months ended December 31, 2000 and December 31, 1999.

    Axys filed a Current Report on Form 8-K on March 21, 2001, reporting on the issuance of common stock as a result of an option exercise.

    Axys filed a Current Report on Form 8-K/A on March 29, amending the Form 8-K filed on January 31, 2001. This report includes unaudited pro forma condensed consolidated balance sheet dated September 30, 2000 and unaudited pro forma condensed consolidated statements of operations for the nine months ended Septermber 30, 2000 and for year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXYS PHARMACEUTICALS, INC.

(Registrant)

Dated: May 14, 2001

By:	/s/ PAUL J. HASTINGS

Paul J. Hastings
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 14, 2001

By:	/s/ DAVID E. RIGGS

David E. Riggs
Senior Vice President, Chief Financial Officer (Chief Accounting Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. Previously filed on Form 10-K for the year ended March 31, 1998 and incorporated by reference.
3.2	Amended and Restated Bylaws. Previously filed on a Form S-1 registration statement (33-69972) filed October 5, 1993 and incorporated by reference.
3.3	Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock. Previously filed on Form 8-K dated October 8, 1998 and incorporated by reference.
4.1	Rights Agreement dated as of October 8, 1998, among Axys and ChaseMellon Shareholders Services, LLC. Previously filed on Form 8-K dated October 8, 1998 and incorporated by reference.
4.2	Form of Rights Certificate. Previously filed on Form 8-K dated October 8, 1998 and incorporated by reference.
4.3	Indenture, dated September 22, 2000, between U.S. Bank Trust National Association and Axys. Previously filed on Form 8-K filed on September 28, 2000 and incorporated by reference.
4.4

Class A Common Stock Purchase Warrant, dated September 22, 2000, between Delta Opportunity Fund Limited and Axys. Previously filed on Form 8-K filed on September 28, 2000 and incorporated by reference.

4.5

Class B Common Stock Purchase Warrant, dated September 22, 2000, between Delta Opportunity Fund Limited and Axys. Previously filed on Form 8-K filed on September 28, 2000 and incorporated by reference.

10.54	Collaborative Research Agreement entered into June 12, 1995 by and between Sequana and Boehringer Ingelheim, Int'l.(1)
10.147	Executive Employment Agreement, dated December 14, 2000, by and between Douglas Altschuler and the registrant.
10.148	Amended and Restated Executive Employment Agreement, dated March 30, 2001, by and between Daniel F. Hoth, M.D. and the registrant.
10.149	Amended and Restated Executive Employment Agreement, dated March 28, 2001, by and between Michael C. Venuti, Ph.D. and the registrant.
10.150	Amended and Restated Executive Employment Agreement, dated March 27, 2001, by and between William J. Newell and the registrant.
10.151	Amended and Restated Executive Employment Agreement, dated March 27, 2001, by and between David E. Riggs and the registrant.
10.152	Executive Employment Agreement, dated January 23, 2001, by and between Paul J. Hastings and the registrant.
10.153	Pledge Agreement, dated January 23, 2001, by and between Paul J. Hastings and the registrant.
10.154	Promissory Note, dated January 2, 2001, by and between Paul J. Hastings and the registrant.

_______________

(1) A redacted version of this agreement was originally filed as Exhibit 10.10 to the Sequana Therapeutics Form S-1 registration statement (File No. 33-93460), (renumbered as Axys Exhibit 10.54 as a result of the merger between Axys and Sequana) pursuant to a confidentiality order dated, July 31, 1995. The order has expired and Axys is now filing an unredacted version of the agreement.