Form 10-Q
period 2001-06-30
AXYS PHARMACEUTICALS INC
filed 2001-08-14
CIK 913056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 40,212,669 as of July 31, 2001.

Axys Pharmaceuticals, Inc.
TABLE OF CONTENTS

________________

* The financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXYS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                           June 30,    December 31,
                                                             2001         2000(1)
                                                         -----------  ------------
                                                          (unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents............................ $    16,603  $     41,247
  Restricted cash......................................       4,000            --
  Marketable securities................................         224           529
  Accounts receivable..................................          --            --
  Prepaid expenses and other current assets............       2,457         2,890
                                                         -----------  ------------
          Total current assets.........................      23,284        44,666
Property and equipment, net............................      12,488        10,983
Investment in equity-method investee...................      41,313        40,367
Other investments......................................      15,007        15,007
Notes receivable from employees........................         631           365
Debt issuance costs, net...............................       5,849         6,753
Other assets...........................................         672           555
                                                         -----------  ------------
                                                        $    99,244  $    118,696
                                                         ===========  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $     4,814  $      5,406
  Accrued compensation.................................       1,706         2,154
  Other accrued liabilities............................       2,201         2,503
  Deferred revenue.....................................         229           229
  Current portion of capital lease and notes...........       1,050           950
                                                         -----------  ------------
          Total current liabilities....................      10,000        11,242
Capital lease obligations, noncurrent..................       2,027         1,889
Subordinated notes.....................................      26,000        26,000
Other liabilities......................................       1,522            --

Stockholders' equity:
  Common stock.........................................     358,516       347,444
  Accumulated other comprehensive loss.................          --          (524)
  Accumulated deficit..................................    (298,821)     (267,355)
                                                         -----------  ------------
          Total stockholders' equity...................      59,695        79,565
                                                         -----------  ------------
                                                        $    99,244  $    118,696
                                                         ===========  ============

__________________

(1) The balance sheet at December 31, 2000 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

AXYS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

                                                         Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                        ----------------------    ---------------------
                                                           2001         2000         2001        2000
                                                        ---------    ---------    ---------   ---------
Collaboration and license revenue..................... $     820   $    1,508   $    3,890  $    2,922
                                                        ---------    ---------    ---------   ---------
Operating expenses:
  Research and development............................     8,435        8,040       17,364      15,899
  General and administrative..........................     4,480        2,908        7,722       5,722
  Non-cash compensation (income) expense..............      (397)          --       (1,448)         --
  Restructuring credit................................        --          (79)          --        (625)
                                                        ---------    ---------    ---------   ---------
          Total operating expenses....................    12,518       10,869       23,638      20,996
                                                        ---------    ---------    ---------   ---------
Operating loss........................................   (11,698)      (9,361)     (19,748)    (18,074)
Interest income.......................................       382          585          913         726
Interest expense......................................    (1,098)        (110)      (2,572)       (286)
Net equity interest in loss of equity-method investee.      (338)          --       (9,397)         --
Other income/(expense)................................      (657)          79       (1,635)         79
                                                        ---------    ---------    ---------   ---------
Loss from operations..................................   (13,409)      (8,807)     (32,439)    (17,555)

Cumulative effect of change in accounting principle...        --           --          972          --
Gain on sale of subsidiary............................        --       32,987           --      32,987
Loss from operations of discontinued segments.........        --       (2,785)          --      (2,529)
                                                        ---------    ---------    ---------   ---------
Net loss.............................................. $ (13,409)  $   21,395   $  (31,467) $   12,903
                                                        =========    =========    =========   =========
Basic and diluted net loss per share from
  operations.......................................... $   (0.36)  $    (0.25)  $    (0.87) $    (0.52)
Basic and diluted net income per share from
  cumulative effect...................................        --           --         0.03          --
Basic and diluted net income per share from
  sale of subsidiary..................................        --         0.94           --        0.98
Basic and diluted net loss per share from
  discontinued segments...............................        --        (0.08)          --       (0.08)
                                                        ---------    ---------    ---------   ---------
Basic and diluted net loss per share.................. $   (0.36)  $     0.61   $    (0.84) $     0.38
                                                        =========    =========    =========   =========

Shares used in computing basic and diluted net
  (loss) income per share.............................    37,611       35,289       37,480      33,678
                                                        =========    =========    =========   =========

See accompanying notes.

AXYS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

                                                             Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                               2001       2000
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net cash and cash equivalents used in
          operating activities...........................  $ (22,852) $ (18,899)
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
   Purchases.............................................         --     (8,578)
   Maturities............................................        305      3,080
Proceeds from sale of securities.........................      1,193         --
Minority interest........................................         --       (788)
Transaction costs on disposal of segment.................         --         --
Purchase of property and equipment.......................     (3,971)    (2,749)
Loan to officer..........................................         --         --
                                                            ---------  ---------
         Net cash and cash equivalents used in
          investing activities...........................     (2,473)    (9,035)
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock...............        444     35,204
Proceeds from notes payable and capital lease financing..        703     37,525
Principal payments on notes payable and capital leases...       (466)   (37,440)
                                                            ---------  ---------
         Net cash and cash equivalents provided by
          financing activities...........................        681     35,289
                                                            ---------  ---------
Net (decrease) increase in cash and cash equivalents.....    (24,644)     7,355
Cash and cash equivalents, beginning of period...........     41,247     23,577
                                                            ---------  ---------
Cash and cash equivalents, end of period.................  $  16,603  $  30,932
                                                            =========  =========

See accompanying notes.

AXYS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited financial statements included herein have been prepared by Axys Pharmaceuticals, Inc. ("Axys" or the "Company") according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

The consolidated financial statements include the accounts of its wholly-owned subsidiary, Axys 468 Littlefield LLC, which was established on May 4, 2001. Axys 468 Littlefield LLC is a single asset entity for the sole purpose of constructing and financing a Medicinal Chemistry Building located in South San Francisco, (See "Construction Financing", Note 5). All significant intercompany accounts and transactions have been eliminated.

On April 28, and December 22, 2000, respectively, the Company completed the sale of two of its subsidiaries: its combinatorial chemistry business, Axys Advanced Technologies, Inc. ("AAT"), to Discovery Partners International, Inc. (Nasdaq: DPII "DPI") and its pharmacogenomics subsidiary PPGx, Inc. to DNA Sciences, Inc. The Company reclassified operating results previously reported for the three and six months ended June 30, 2000 to reflect the results of these subsidiaries as discontinued operations, in accordance with Accounting Principles Board Opinion No. 30 (APB 30).

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Reclassifications

Certain prior period amounts have been reclassified to conform to the June 30, 2001 presentations.

Uses of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and such differences could be material.

Changes in Accounting Principle

In June 1998, the Financial Accounting Standards Board issued Statement No. 133- Accounting for Derivative Instruments and Hedging Activities (FAS 133), which is required to be adopted in years beginning after June 15, 2000. The Statement requires the recognition of all derivative instruments on the balance sheet to be recorded at fair market value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. We have not designated our derivative instruments as hedges, therefore, all changes in the fair value of our derivative instruments are recorded in earnings. The adoption of FAS 133 at January 1, 2001 resulted in the cumulative effect of an accounting change of $972,000 being recognized in the statement of operations.

Derivative Instruments

At June 30, 2001, the Company had two derivative instruments: (1) A warrant held in connection with the DPI investment; and (2) A stock option plan covering a portion of the Company's investment in DPI, in which the Company has granted certain employees options to acquire common stock in this investment (See Note 2). During the second quarter of 2001 the Company recorded a charge of $148,000, included in other expense, in connection with the warrant to reflect the change in fair value and a credit of $397,000 in connection with the stock option plan to reflect the change in fair value. During the first quarter of 2001 the Company recorded a charge of $978,000, included in other expense in connection with the warrant to reflect the change in fair value and a credit of approximately $1.1 million, recorded as non-cash compensation (income) expense in connection with the stock option plan to reflect the changes in fair value of these derivative instruments. The fair value of the DPI warrant, which is classified as other assets, and the stock option plan, classified as other liabilities, at June 30, 2001, was $398,000 and $1.5 million, respectively.

Net Equity Interest in Loss of Equity-Method Investee

The Company accounts for its investment in DPI and Akkadix on the equity method of accounting. Net equity interest in loss of equity-method investee includes the Company's proportionate share of income and loss from these investments, as well as an incremental portion of deferred gain to be recognized from the sale of AAT to DPI in April 2000.

Other Income (Expense)

Other income and (expense) includes a charge of approximately $526,000 for the decline in market value of the Company's investment in certain common stock, which appear to be other than temporary, realized gains from the sale of investments, and charges associated with changes in derivative assets.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combination" or "SFAS 141" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or "SFAS 142". SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment-only model. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the provisions of SFAS 141; amortization of any remaining book value of goodwill would cease and the new impairment-only approach would apply. The impairment-only approach does not apply to the treatment of intangible assets. The provisions of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. We will adopt SFAS 141 and SFAS 142 as of January 1, 2002, and do not believe such adoption will have a material impact on our results of operations, financial position or cash flows.

2. Investment in Equity-Method Investee

Investment in equity-method investee consists of the Company's investment in DPI as a result of the sale of AAT in April 2000. The Company accounts for its investment in DPI under the equity method of accounting.

At June 30, 2001 the Company owned 7,222,000 shares of DPI common stock, which represented approximately 30% ownership of the outstanding shares of DPI. The market value of DPI stock held by Axys as of June 30, 2001 was approximately $38.3 million.

Summarized statement of operations information of DPI for the three and six month periods ended June 30, 2001 and 2000 are as follows:

                                      Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                      ---------------------- ----------------------
        DOLLARS IN THOUSANDS             2001        2000       2001        2000
------------------------------------  ----------  ---------- ----------  ----------
Net sales........................... $   11,051  $    9,528     20,575  $   14,701
Loss from operations................     (1,817)     (9,435)    (5,271)     (9,872)
Net loss............................       (888)     (9,315)    (3,089)    (10,945)

3. Investment in Akkadix

On March 15, 2001, two third party investors of Akkadix Corporation exercised a contractual option extended to them by the Company to exchange their approximately 2.7 million share, of Akkadix's Series A preferred stock for approximately 2.5 million shares of the Company's common stock. The fair market value of Axys common stock exchanged for Akkadix preferred stock was approximately $9.0 million on the date of the option exercise. The conversion of shares resulted in an increase in the Company's equity ownership of Akkadix from approximately 31% to 44%.

Changing conditions in private equity markets during the first quarter 2001 forced Akkadix to sharply reduce operations as the company was unable to secure planned new equity funding. A substantial percentage of their employees were terminated, and Akkadix vacated their office/laboratory space. The Company has concluded that the future viability of the Akkadix business is highly uncertain. Accordingly, in conformance with the equity method of accounting, we incurred a non-cash charge of $9.0 million during the first quarter of 2001, recognizing an impairment in the value of the Company's investment in Akkadix.

4. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities. Components of comprehensive loss are as follows:

                                                         Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                        ----------------------    ---------------------
                                                           2001         2000         2001        2000
                                                        ---------    ---------    ---------   ---------
Net loss.............................................. $ (13,409)  $   21,395   $  (31,467) $   12,903
Other comprehensive income............................       512        2,187          524       2,186
                                                        ---------    ---------    ---------   ---------
Comprehensive (loss) income........................... $ (12,897)  $   23,582   $  (30,943) $   15,089
                                                        =========    =========    =========   =========

5. Construction Financing

On May 4, 2001, the Company established a single asset limited liability company, Axys 468 Littlefield LLC for the sole purpose of constructing and financing a Medicinal Chemistry Building located in South San Francisco. The building when completed will contain approximately 45,000 square feet of lab and office space, and will be leased back to the Company. On June 21, 2001 Axys 468 Littlefield LLC entered into a construction loan with Cupertino National Bank for $11.0 million. There were no draws against the loan as of June 30, 2001. The term of the loan is for 12 months with one three-month extension, at which time permanent financing will be needed. Interest on this loan is computed at prime plus one percent, which was approximately 7.75% at June 30, 2001. The construction loan is secured with a $2.0 million letter of credit and a $2.0 million cash collateral account, reflected as restricted cash at June 30, 2001. Axys 468 Littlefield LLC is consolidated within these financial statements.

6. Other Compensation Agreements

Key Personnel Option Plan

The Company adopted a Key Personnel Stock Option Plan, whereby key personnel have been granted options to purchase shares of stock in Axys' affiliated companies. The participants in the plan have the right to purchase up to 5% of the Company's equity holdings in the affiliated companies. As a result of this plan, the statements of operations reflect a credit of $1.4 million for the six months ended June 30, 2001 related to the change in fair value associated with the plan.

7. Acquisition by Celera Genomics, an Applera Corporation Business

On June 12, 2001 the Company entered into a definitive merger agreement with Applera Corporation, whereby Axys would be merged into Applera Corporation business and operate within the Celera Genomics group, in a stock-for-stock transaction. The transaction is structured to be tax-free and accounted for under the purchase method. The ultimate value to be received by Axys shareholders is subject to a collar mechanism, which will be computed based on the ten day average of the stock price of Applera-Celera Genomics common stock two days prior to the closing. The transaction is subject to a number of closing conditions, including approval by Axys shareholders and regulatory approvals. The merger agreement calls for a "Break-up" fee of $5.6 million plus $900,000 of out of pocket expenses to be paid by the Company, in the event the Company and another acquirer engage in another merger agreement.

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

In February 2001, we received a non-refundable, non- creditable research milestone payment from Merck & Co. for meeting a pre- agreed milestone in the development of a compound being studied for use in the treatment of osteoporosis, a disease that affects an estimated 40 percent of women over the age of 50. The compound selected by Merck is a potent and selective inhibitor of Cathepsin K, a cysteine protease that has been demonstrated to play a key role in bone resorption.

In March 2001, two investors in Akkadix Corporation exercised an option, extended to them by Axys, to exchange their 2.7 million shares of Series A Preferred Stock of Akkadix for approximately 2.5 million shares of Axys common stock. The fair market value of Axys common stock exchanged for Akkadix preferred stock was approximately $9.0 million. As a result of the exercise of these options, Axys' ownership of Akkadix voting stock increased from 31% to approximately 44%. During the first quarter of 2001, Akkadix sharply reduced their operations because of diminished financial resources. A substantial percentage of their employees were terminated, and Akkadix vacated their office/laboratory space. We have concluded that the future viability of the Akkadix business is highly uncertain. Accordingly, in conformance with the equity method of accounting, we incurred a non-cash charge of $9.0 million during the first quarter recognizing a permanent impairment in the value of our investment in Akkadix. The company does not anticipate any future benefit from this investment.

In March 2001, we earned a non-refundable, non- creditable research milestone from Aventis, for successfully completing a pivotal in vivo proof-of-concept study which confirmed the mechanism of action for orally administered inhibitors of Cathepsin S, another human cysteine protease. The collaboration with Aventis is focused on development of Cathepsin S inhibitors for potential applications in treating inflammation and autoimmune disease, including rheumatoid arthritis, asthma, atherosclerosis, COPD and rhinitis.

In May 2001, we established a single asset entity, known as Axys 468 Littlefield LLC, for the sole purpose of constructing, financing and housing our 45,000 square foot medicinal chemistry building. This entity is owned 100% by Axys. Construction is expected to be completed in the fourth quarter of 2001. In June 2001, this LLC established a construction loan for $11.0 million for a twelve-month period of time, with permanent financing to follow. There were no draws on the construction loan as of June 30, 2001 and the single asset entity is consolidated into our financial statements.

On June 12, 2001, we entered into a definitive agreement with Applera Corporation to merge with their Celera Genomics Group. Celera Genomics' concentration in the areas of genomics, proteomics, bioinformatics and high throughput computation, combined with the Company's complementary strengths in the areas of medicinal, structural and combinatorial chemistry and biology will enable the combined company to more effectively pursue the research and development of innovative small molecule therapeutics than the two companies can individually. The merger is expected to be structured as a tax-free stock-for- stock transaction, whereby each share of Axys common stock will convert into that number of newly issued shares of Celera Genomics common stock to be determined at the time of the merger, based upon the market price of Celera Genomics common stock, subject to a collar mechanism. The merger will be accounted for under the purchase method by Celera and is anticipated to close in the fourth quarter of 2001, subject to Axys shareholder approval and certain regulatory approvals. For additional information about this acquisition, please read the Form S-4, filed by Applera Corporation with the Securities and Exchange Commission and dated July 9, 2001.

To date, we have not generated any product revenue from our drug discovery programs and we do not expect to generate product revenue for at least several years. As of June 30, 2001, we had an accumulated deficit of $299 million. We expect that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. Included in our accumulated deficit at June 30, 2001 was approximately $147 million of acquired in-process research and development from the acquisitions of Khepri Pharmaceuticals, Inc. in 1995 and Sequana Therapeutics, Inc. ("Sequana") in January 1998. We expect our sources of revenue, if any, for the next several years to consist of payments under corporate partnerships. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses are expected to result in significant operating losses for the foreseeable future. We will not receive product revenues or royalties from our collaborative partners before completing clinical trials and successfully commercializing these products.

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

Results of Operations

Collaboration and Licensing Revenues

Our collaboration and licensing revenues were $0.8 million and $3.9 million for the three and six months ended June 30, 2001, respectively, compared to $1.5 million and $2.9 million for the comparable period in 2000. The year-to-date increase was primarily due to milestones earned from corporate collaborations with both Merck and Aventis offset by the reduction in research support from the CatS program in 2000.

Research and Development

Our research and development expenses were $8.4 million and $17.4 million for the three and six months ended June 30, 2001, respectively, compared to $8.0 million and $15.9 million for the comparable period in 2000. The overall increase for the first six months of 2001 was primarily due to clinical development expenses incurred in connection with clinical studies for APC 2059.

General and Administrative

Our general and administrative expenses were $4.5 million and $7.7 million for the three and six months ended June 30, 2001, respectively, compared to $2.9 million and $5.7 million for the comparable period in 2000. The increase was primarily due to $1.4 million in costs associated with the proposed merger with Celera in the second quarter and upgrading our information systems and network infrastructure in the first quarter of 2001.

Non-cash compensation income

We recorded non-cash compensation income of $1.4 million for the six months ended June 30, 2001, relating to the changes in fair value of our Key Employee Stock Option Plan. We recorded a credit as a result of the decline in fair value of the company's liability under the Key Stock Option Employee Plan. Under this plan, certain employees of Axys have been granted contractual options to purchase shares of our investment of Discovery Partners International, Inc. (DPI).

Interest Income and Interest Expense

Interest income was $382,000 and $913,000 for the three and six months ended June 30, 2001, respectively, compared to $585,000 and $726,000 for the comparable period in 2000. The year-to-date increase was primarily due to the increase in average cash investment balances during the first quarter of 2001, compared to the first quarter of 2000. Interest expense was $1.1 million and $2.6 million for the three and six months ended June 30, 2001, respectively, compared to $110,000 and $286,000 for the comparable period in 2000. The increase is primarily due to the interest expense on the subordinated notes payable. Interest expense on these notes consists of the 8% face value interest rate and the amortization of debt issuance costs.

Equity Interest in Loss of Equity-Method Investee

Net equity interest in loss of equity-method investee consists of our proportionate share of losses from DPI and the write-off of our investment in Akkadix. These amounts are offset by the recording of deferred gain from the sale of AAT to DPI in April of 2000. As our ownership percentage in DPI is reduced, deferred gain amounts are recognized.

Other Income/Expense

Other income and expense consists of the change in fair value of the warrants received as part of our investment in DPI in conformity with current derivative accounting rules, adopted in January 2001, and an other than temporary charge which reflects a deemed impairment in the market value of our common stock investments.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of capital stock, through corporate collaborative research and from a secured convertible note. As of June 30, 2001, we have accumulated, approximately $229 million in net proceeds from offerings of our capital stock. In addition, we have accumulated approximately $184 million from our collaborative research agreements.

Our principal sources of liquidity are our cash and investments, which totaled $16.8 million on June 30, 2001. Not included in this amount is a total of $4 million in restricted cash, which is held as collateral to the construction loan for Axys 468 Littlefield, LLC.

In 2000, we sold our Axys Advanced Technologies subsidiary to DPI for approximately 7.4 million shares of DPI common stock. Later in 2000, we sold our interest in PPGx to DNA Sciences, Inc. for approximately 1.5 million shares of Series D Preferred Stock.

We used cash and cash equivalents of $22.8 million in the operations of our company during the first half of 2001 compared to $18.9 million in the same period in 2000.

We purchased approximately $4.0 million of property and equipment during the first half of 2001, primarily related to the construction, new equipment and furniture needed for the new medicinal chemistry building. We expect to acquire or lease additional equipment in connection with future research and development activities.

The drug development process is expensive and will require that we raise money in the future until our company begins to generate substantial product or royalty revenues, if ever. However, under the existing merger agreement with Applera Corporation, we are required to obtain consent prior to raising additional capital or liquidating any of our equity investments at this time. Accordingly, were the merger not completed, it would be necessary for us to begin an aggressive cash conservation program and immediately engage in fund raising activities.

In our current condition as a stand-alone company, we believe that existing cash, short-term investments, revenues from existing collaborations, potential proceeds from the liquidation of our equity investments in DPI and/or DNAS, and potential additional licensing revenues will enable us to continue current and planned operations for approximately 12 months. We will continue to actively evaluate a variety of financing alternatives, in the event the merger is not completed. There can be no assurances that we can liquidate our investments in a timely manner, or that the proceeds from these investments will be adequate to meet our requirements to fund operations. Finally, the senior secured convertible notes are collateralized by approximately 6.7 million shares of the DPI stock we own; accordingly, at such time that the DPI shares are liquidated, a substantial portion of the proceeds may be used to retire the debt. Without the ability to liquidate our equity investments in DPI and/or DNAS or obtain additional licensing revenues we would have to pursue cost cutting measures in order to continue operations for 12 months.

If we remain as a stand-alone company, we expect that we will need to continue to raise money for a number of years until we achieve, if we ever achieve, substantial product or royalty revenues. We expect to seek additional funding through new collaborations, the extension of existing collaborations, through sale of our interests in DPI and DNAS, or through public or private equity or debt financings. We cannot be certain that additional funding will be available or that the terms will be acceptable. Existing stockholders will experience dilution of their investment if we raise additional funds by issuing equity. If adequate funds are not available, we may delay, reduce or eliminate any of our research or development programs. Furthermore, we may obtain funds through arrangements with collaborative partners or others that require us to give up rights to technologies or products that we would otherwise seek to develop or commercialize ourselves.

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

Should we or our collaborators fail to perform in accordance with the terms of the applicable agreements, any consequent loss of revenue under the collaboration agreements could have a material adverse effect on our business, financial condition and results of operations. The proposed products under development by us have never been manufactured on a commercial scale, and it is possible that proposed products may not be able to be manufactured at a cost or in quantities necessary to make them commercially viable. We have no sales, marketing or distribution capability for its proposed products. If any of the products subject to our collaborative agreements involving licenses or our research programs are successfully developed, we must rely on our collaborators to market the products. We cannot ensure that any collaborator's marketing efforts would be successful.

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

We are subject to market rate risks due to fluctuations in interest rates and equity markets. All of our long-term debt is in the form of fixed-rate notes with original maturities ranging over four years. Accordingly, fluctuations in interest rates can lead to fluctuations in the fair value of such instruments. We have not entered into financial derivatives to reduce its exposure to interest rate risks.

PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2001 Annual Meeting of Stockholders was held on Monday, May 14,2001. Stockholders were asked (I) to elect directors to serve for the ensuing year and until their successors are elected; (ii) to approve an additional 1,500,000 shares of common stock under the Company's 1997 Equity Incentive Plan; (iii) to approve the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock by 50,000,000 shares; and (iv) to ratify the appointment of Ernst & Young LLP as the Company's independent public accountants.

All of the matters were approved by the stockholders of the Company. The number of shares voted for, against and withheld for each matter were:

                                               In Favor     Withheld
                                             -------------------------
Election of Directors:
   John P. Walker............................ 29,151,318    1,616,191
   Ann M. Arvin, M.D. ....................... 29,224,901    1,542,608
   Vaughn M. Kailian......................... 29,229,001    1,538,508
   Paul J. Hastings.......................... 29,154,374    1,613,135
   Irwin Lerner.............................. 29,193,735    1,573,774
   Alan C. Mendelson, J.D. .................. 29,233,607    1,533,902
   J. Leighton Read, M.D. ................... 29,229,085    1,538,424

                                                For        Against    Abstain
                                            ------------  ---------- ---------
Additional 1,500,000 shares of common stock
  under the Company's 1997 Equity Incentive
  Plan...................................... 22,156,316   8,492,027   119,116
Increase authorized shares by 50,000,000.... 29,243,746   1,403,413   120,350
Selection of Ernst & Young LLP.............. 30,460,972     252,385    54,152

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  EXHIBITS
Exhibit Number	Description
10.155	Agreement and Plan of Merger between Axys Pharmaceuticals, Inc., Applera Corporation, and Angel Acquisition Sub, Inc., dated June 12, 2001.
10.156	Axys 468 Littlefield LLC Operating Agreement, dated May 4, 2001.
10.157	Construction Loan Agreement, between Axys 468 Littlefield LLC and Cupertino National Bank, dated June 21, 2001.
10.158	State of California Limited Liability Company Articles of Organization for Axys 468 Littlefield LLC, dated May 3, 2001

b. REPORTS ON FORM 8-K
    Axys filed a Current Report on Form 8-K on June 13, 2001, reporting the definitive agreement to merge with Celera Genomics.
    Axys filed a Current Report on Form 8-K on June 15, 2001, providing the transcripts from the conference call on June 13, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXYS PHARMACEUTICALS, INC.

(Registrant)

Dated: August 13, 2001

By:	/s/ PAUL J. HASTINGS

Paul J. Hastings
President and Chief Executive Officer, Director (Principal Executive Officer)

Dated: August 13, 2001

By:	/s/ DAVID E. RIGGS

David E. Riggs
Senior Vice President, Chief Financial Officer (Chief Accounting Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.155	Agreement and Plan of Merger between Axys Pharmaceuticals, Inc., Applera Corporation, and Angel Acquisition Sub, Inc., dated June 12, 2001.
10.156	Axys 468 Littlefield LLC Operating Agreement, dated May 4, 2001.
10.157	Construction Loan Agreement between Axys 468 Littlefield LLC and Cupertino National Bank, dated June 21, 2001.
10.158	State of California Limited Liability Company Articles of Organization for Axys 468 Littlefield LLC, dated May 3, 2001