Form 10-Q
period 2001-09-30
AXYS PHARMACEUTICALS INC
filed 2001-11-14
CIK 913056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 40,487,042 as of October 31, 2001.

Axys Pharmaceuticals, Inc.
TABLE OF CONTENTS

________________

* The financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 30, 2001.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXYS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

__________________

                                                              September 30, December 31,
                                                                2001         2000(1)
                                                            -----------  ------------

                             ASSETS
Current assets:
  Cash and cash equivalents............................... $     6,653  $     41,247
  Restricted cash.........................................       4,000            --
  Marketable securities...................................         140           529
  Prepaid expenses and other current assets...............       2,460         2,890
                                                            -----------  ------------
          Total current assets............................      13,253        44,666
Property and equipment, net...............................      19,018        10,983
Investment in equity-method investee......................      41,089        40,367
Other investments.........................................       4,160        15,007
Debt issuance costs, net..................................       5,395         6,753
Other assets..............................................         994           920
                                                            -----------  ------------
                                                           $    83,909  $    118,696
                                                            ===========  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................ $     3,910  $      5,406
  Accrued compensation....................................       1,792         2,154
  Other accrued liabilities...............................       2,290         2,503
  Deferred revenue........................................         273           229
  Current portion of capital lease and construction loan p       9,421           950
                                                            -----------  ------------
          Total current liabilities.......................      17,686        11,242
Capital lease obligations, noncurrent.....................         409         1,889
Subordinated notes........................................      26,000        26,000
Other liabilities.........................................         806            --

Stockholders' equity:
  Common stock............................................     359,228       347,444
  Accumulated other comprehensive loss....................         (83)         (524)
  Accumulated deficit.....................................    (320,137)     (267,355)
                                                            -----------  ------------
          Total stockholders' equity......................      39,008        79,565
                                                            -----------  ------------
                                                           $    83,909  $    118,696
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

  AXYS PHARMACEUTICALS, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (Unaudited)
  (In thousands, except per share amounts)

                                                         Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                        ----------------------    ---------------------
                                                           2001         2000         2001        2000
                                                        ---------    ---------    ---------   ---------
Collaboration and license revenue..................... $     820   $    2,611   $    4,710  $    5,533
                                                        ---------    ---------    ---------   ---------
Operating expenses:
  Research and development............................     7,339        6,896       24,356      22,794
  General and administrative..........................     2,661        2,871        9,282       8,594
  Restructuring credit................................        --           --           --        (625)
                                                        ---------    ---------    ---------   ---------
          Total operating expenses....................    10,000        9,767       33,638      30,763
                                                        ---------    ---------    ---------   ---------
Operating loss........................................    (9,180)      (7,156)     (28,928)    (25,230)
Interest income.......................................       272          451        1,185       1,179
Interest expense......................................    (1,099)        (356)      (3,671)       (642)
Net equity interest in loss of equity-method investee.      (254)        (409)      (9,651)       (409)
Permanent impairment loss on investment...............   (10,848)          --      (11,374)         --
Other income(expense).................................      (206)         635       (1,315)        712
                                                        ---------    ---------    ---------   ---------
Loss from operations..................................   (21,315)      (6,835)     (53,754)    (24,390)

Cumulative effect of change in accounting principle...        --           --          972          --
Gain on sale of subsidiary............................        --        1,793           --      34,780
Loss from operations of discontinued segments.........        --       (1,676)          --      (4,205)
                                                        ---------    ---------    ---------   ---------
Net loss.............................................. $ (21,315)  $   (6,718)  $  (52,782) $    6,185
                                                        =========    =========    =========   =========
Basic and diluted net loss per share from continuing
  operations.......................................... $   (0.53)  $    (0.18)  $    (1.40) $    (0.70)
Basic and diluted net income per share from
  cumulative effect...................................        --           --         0.03          --
Basic and diluted net income per share from
  sale of subsidiary..................................        --         0.05           --        1.00
Basic and diluted net loss per share from
  discontinued segments...............................        --        (0.05)          --       (0.12)
                                                        ---------    ---------    ---------   ---------
Basic and diluted net loss per share.................. $   (0.53)  $    (0.18)  $    (1.37) $     0.18
                                                        =========    =========    =========   =========

Shares used in computing basic and diluted net
  (loss) income per share.............................    40,274       36,603       38,423      34,653
                                                        =========    =========    =========   =========

  See accompanying notes.

  AXYS PHARMACEUTICALS, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)
  (In thousands)

                                                               Nine Months Ended
                                                                    September 30,
                                                              --------------------
                                                                 2001       2000
                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash and cash equivalents used in operating activities.  $ (31,306) $ (31,101)
                                                              ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
   Purchases...............................................         --    (11,835)
   Maturities..............................................        305      5,375
Proceeds from sale of securities...........................      1,193      1,087
Minority interest..........................................         --     (1,156)
Cash proceeds from sale of segment.........................         --        600
Proceeds from sale of property and equipment...............         --         14
Transaction costs on disposal of segment...................         --     (1,816)
Purchase of property and equipment.........................    (12,221)    (5,177)
                                                              ---------  ---------
         Net cash and cash equivalents used in
          investing activities.............................    (10,723)   (12,908)
                                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock.................        444     46,144
Proceeds from construction loan payable and capital lease f      7,713     66,375
Principal payments on construction loan payable and capital       (722)   (52,079)
                                                              ---------  ---------
         Net cash and cash equivalents provided by
          financing activities.............................      7,435     60,440
                                                              ---------  ---------
Net (decrease) increase in cash and cash equivalents.......    (34,594)    16,431
Cash and cash equivalents, beginning of period.............     41,247     23,577
                                                              ---------  ---------
Cash and cash equivalents, end of period...................  $   6,653  $  40,008
                                                              =========  =========
Supplemental schedule of non-cash investing activity:
Permanent impairment of investment.........................  $  11,374  $      --
                                                              =========  =========

  See accompanying notes.

  AXYS PHARMACEUTICALS, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  September 30, 2001
  (Unaudited)

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  The unaudited financial statements included herein have been prepared by Axys Pharmaceuticals, Inc. ("Axys" or the "Company") according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for subsequent quarters or the full fiscal year.

  The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Axys 468 Littlefield LLC, which was established on May 4, 2001. Axys 468 Littlefield LLC is a single asset entity for the sole purpose of constructing and financing a Medicinal Chemistry Building located in South San Francisco (See "Construction Financing", Note 5). All significant intercompany accounts and transactions have been eliminated.

  On April 28, and December 22, 2000, respectively, the Company completed the sale of two of its subsidiaries: its combinatorial chemistry business, Axys Advanced Technologies, Inc. ("AAT"), to Discovery Partners International, Inc. (Nasdaq: DPII) ("DPI") and its pharmacogenomics subsidiary PPGx, Inc. to DNA Sciences, Inc. The Company reclassified operating results previously reported for the three and nine months ended September 30, 2000 to reflect the results of these subsidiaries as discontinued operations, in accordance with Accounting Principles Board Opinion No. 30 (APB 30).

  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

  Reclassifications

  Certain prior period amounts have been reclassified to conform to the September 30, 2001 presentations.

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

  AXYS PHARMACEUTICALS, INC.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
  September 30, 2001
  (Unaudited)

  Derivative Instruments

  At September 30, 2001, the Company had two derivative instruments: (1) A warrant held in connection with the DPI investment; and (2) A stock option plan covering a portion of the Company's investment in DPI, in which the Company has granted certain employees options to acquire common stock in this investment (See Note 2). During the third quarter of 2001 the Company recorded a charge of $236,000, included in other expense, in connection with the warrant to reflect the change in fair value and a credit of $717,000 in connection with the stock option plan to reflect the change in fair value. During the first nine months of 2001 the Company recorded a charge of $1.3 million, included in other expense in connection with the warrant to reflect the change in fair value and a credit of approximately $2.2 million, recorded as non-cash credit to compensation expense, in connection with the stock option plan to reflect the changes in fair value of these derivative instruments. The fair value of the DPI warrant, which is in other assets, and the stock option plan, classified as other liabilities, at September 30, 2001, was $162,000 and $806,000, respectively.

  Net Equity Interest in Loss of Equity-Method Investee

  The Company accounts for its investment in DPI and Akkadix Corporation on the equity method of accounting. Net equity interest in loss of equity-method investee includes the Company's proportionate share of income and loss from these investments, as well as an incremental portion of deferred gain to be recognized from the sale of AAT to DPI in April 2000.

  Other Investments

  Other Investments consists of common stock held in DNA Sciences, Inc. The Company does not have the ability to exercise significant influence over DNA Sciences, Inc. and accordingly accounts for the investments using the cost method. This investment is assessed for impairment periodically through review of operations and indications of continued deterioration of financial markets and the corresponding effect on private company valuations and financing prospects. During the three months ended September 30, 2001, the Company deemed its investment in DNA Sciences to be impaired and recorded a $10.8 million non-cash impairment charge on this investment. The charge represents a write-down of the Company's carrying amount of this non-marketable investment and was determined by using, among other things, changing conditions in the environment, the suspension of certain research and development activities, employee turnover, and the financial conditions of the investee.

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

  In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS 144 will have a material impact on the Company's financial position or results of operations.

  2. Investment in Equity-Method Investee

  Investment in equity-method investee consists of the Company's investment in DPI as a result of the sale of AAT in

  AXYS PHARMACEUTICALS, INC.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
  September 30, 2001
  (Unaudited)

  April 2000. The Company accounts for its investment in DPI under the equity method of accounting.

  At September 30, 2001 the Company owned 7,222,000 shares of DPI common stock, which represented approximately 30% ownership of the outstanding shares of DPI. The market value of DPI stock held by Axys as of September 30, 2001 was approximately $24.2 million.

  Summarized statement of operations information of DPI for the three and nine month periods ended September 30,2001 and 2000 are as follows:

                                      Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                      ---------------------- ----------------------
        DOLLARS IN THOUSANDS             2001        2000       2001        2000
------------------------------------  ----------  ---------- ----------  ----------
Net sales........................... $    9,640  $   10,159 $   30,215  $   24,860
Loss from operations................     (7,196)     (1,582)   (12,468)    (11,454)
Net loss............................     (6,422)       (631)    (9,511)    (11,576)

  3. Investment in Akkadix

  On March 15, 2001, two third party investors of Akkadix Corporation exercised a contractual option extended to them by the Company to exchange their approximately 2.7 million shares, of Akkadix's Series A preferred stock for approximately 2.5 million shares of the Company's common stock. The fair market value of Axys common stock exchanged for Akkadix preferred stock was approximately $9.0 million on the date of the option exercise. The conversion of shares resulted in an increase in the Company's equity ownership of Akkadix from approximately 31% to 44%.

  Changing conditions in private equity markets during the first quarter 2001 forced Akkadix to sharply reduce operations as the company was unable to secure planned new equity funding. In addition, Akkadix terminated a substantial percentage of their employees and vacated their office/laboratory space. Accordingly, in the first quarter of 2001, in conformance with the equity method of accounting, the Company recorded a non-cash charge of $9.0 million recognizing a permanent impairment in the value of the Company's investment in Akkadix. During the third quarter of 2001, Akkadix filed a notice of Chapter 7 Bankruptcy case in the United States Bankruptcy Court, Southern District of California.

  4. Comprehensive Loss

  Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities. Components of comprehensive loss are as follows:

                                                         Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                        ----------------------    ---------------------
                                                           2001         2000         2001        2000
                                                        ---------    ---------    ---------   ---------
Net loss.............................................. $ (21,315)  $   (6,718)  $  (52,782) $    6,185
Other comprehensive income (loss).....................       (83)         (44)          441       2,142
                                                        ---------    ---------    ---------   ---------
Comprehensive (loss) income........................... $ (21,398)  $   (6,762)  $  (52,341) $    8,327
                                                        =========    =========    =========   =========

  AXYS PHARMACEUTICALS, INC.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
  September 30, 2001
  (Unaudited)

  5. Financing Arrangements

  Construction Financing

  On May 4, 2001, the Company established a single asset limited liability company, Axys 468 Littlefield LLC for the sole purpose of constructing and financing a Medicinal Chemistry Building located in South San Francisco. The building, which was completed during October 2001, contains approximately 45,000 square feet of lab and office space. On June 21, 2001 Axys 468 Littlefield LLC entered into a construction loan with Cupertino National Bank for $11.0 million. As of September 30, 2001 Axys had drawn $7.0 million down on the loan. The term of the loan is for 12 months with one three-month extension, at which time permanent financing will be needed. Interest on this loan is computed at prime plus one percent, which was approximately 7.0% at September 30, 2001. The construction loan is secured with a $2.0 million letter of credit and a $2.0 million cash collateral account, reflected as restricted cash at September 30, 2001. Axys 468 Littlefield LLC is consolidated within these financial statements.

  Lease Financing

  The Company has a financing arrangement with a leasing company to finance purchases of lab equipment and certain tenant improvements. The financing arrangement requires the Company to maintain a certain cash balance at all times. As of September 30, 2001, the Company was in violation of covenants contained within the credit facility. The Company was unable to obtain the appropriate waiver for the violations and therefore, in accordance with FAS 78, Classification of Obligations That Are Callable by the Creditor, the Company has reclassified $1.3 million of long-term capital lease financing to current liabilities on the consolidated balance sheet as of September 30, 2001.

  6. Other Compensation Agreements

  Key Personnel Option Plan

  The Company adopted a Key Personnel Stock Option Plan, whereby key personnel have been granted options to purchase shares of stock in Axys' affiliated companies. The participants in the plan have the right to purchase up to 5% of the Company's equity holdings in the affiliated companies. As a result of this plan, the statements of operations reflect a credit of $2.2 million for the nine months ended September 30, 2001 related to the change in fair value associated with the plan.

  7. Acquisition by Celera Genomics, an Applera Corporation Business

  On June 12, 2001 the Company entered into a definitive merger agreement with Applera Corporation ("Applera"), whereby Axys would be merged with an Applera Corporation subsidiary and operate as a part of the Celera Genomics group, in a stock-for-stock transaction. The acquisition is expected to close on November 16, 2001 and is subject to Axys shareholder approval. The transaction is structured to be tax-free and will be accounted for under the purchase method by Applera. The ultimate value to be received by Axys shareholders is subject to a collar mechanism, which will be computed based on the ten day average of the stock price of Applera - Celera Genomics common stock two days prior to closing. The transaction is subject to approval by Axys shareholders. The merger agreement calls for a "Break-up" fee of $5.6 million plus $900,000 of out of pocket expenses to be paid by the Company, in the event the Company and another acquirer engage in another merger agreement.

  AXYS PHARMACEUTICALS, INC.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
  September 30, 2001
  (Unaudited)

  8. Subsequent Event

  On October 24, 2001 the Company entered into an amended and restated secured promissory note and agreement with PE Corporation, a subsidiary of Applera, for bridge financing of up to $13,000,000 for operational and capital needs. On October 25, 2001 the Company borrowed $3.4 million for equipment purchases. This portion of the note is secured by the equipment financed. The note accrues interest at prime plus 1% and is due in full by June 2002.

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

  In February 2001, we received a non- refundable, non-creditable research milestone payment from Merck & Co. for meeting a pre-agreed milestone in the development of a compound being studied for use in the treatment of osteoporosis, a disease that affects an estimated 40 percent of women over the age of 50. The compound selected by Merck is a potent and selective inhibitor of Cathepsin K, a cysteine protease that has been demonstrated to play a key role in bone resorption.

  In March 2001, two investors in Akkadix Corporation exercised an option, extended to them by Axys, to exchange their 2.7 million shares of Series A Preferred Stock of Akkadix for approximately 2.5 million shares of Axys common stock. The fair market value of Axys common stock exchanged for Akkadix preferred stock was approximately $9.0 million. As a result of the exercise of these options, Axys' ownership of Akkadix voting stock increased from 31% to approximately 44%. During the first quarter of 2001, Akkadix sharply reduced their operations because of diminished financial resources. A substantial percentage of their employees were terminated, and Akkadix vacated their office/laboratory space. We have concluded that the future viability of the Akkadix business is highly uncertain. Accordingly, in conformance with the equity method of accounting, we incurred a non-cash charge of $9.0 million during the first quarter recognizing a permanent impairment in the value of our investment in Akkadix. During the third quarter of 2001, Akkadix filed a notice of Chapter 7 Bankruptcy case in the United States Bankruptcy Court, Southern District of California. The company does not anticipate any future benefit from this investment.

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

  In May 2001, we established a single asset entity, known as Axys 468 Littlefield LLC, for the sole purpose of constructing, financing and housing our 45,000 square foot medicinal chemistry building. This entity is owned 100% by Axys. Construction was completed during October 2001. In June 2001, this LLC established a construction loan for $11.0 million for a twelve- month period of time, with permanent financing to follow. As of September 30, 2001 Axys had drawn down $7.0M on the loan and the single asset entity is consolidated into our financial statements.

  On June 12, 2001, we entered into a definitive merger agreement with Applera Corporation to become a part of their Celera Genomics Group. Celera Genomics' concentration in the areas of genomics, proteomics, bioinformatics and high throughput computation, combined with the Company's complementary strengths in the areas of medicinal, structural and combinatorial chemistry and biology will enable the combined company to more effectively pursue the research and development of innovative small molecule therapeutics than the two companies can individually. The merger is expected to be structured as a tax-free stock-for- stock transaction, whereby each share of Axys common stock will convert into that number of newly issued shares of Celera Genomics common stock to be determined at the time of the merger, based upon the market price of Celera Genomics common stock, subject to a collar mechanism. The merger will be accounted for under the purchase method by Celera and is anticipated to close November 16, 2001, subject to Axys shareholder approval. For additional information about this acquisition, please read the Amended Form S-4, filed by Applera Corporation with the Securities and Exchange Commission and dated October 13, 2001.

  In September 2001, we recorded a $10.8 million charge relating to our investment in the preferred stock of DNA Sciences, Inc. as a result of other than temporary declines in value of this investment. Our investment in DNA Sciences, Inc. has been impaired as a result of both the deterioration in DNA Sciences' business prospects and of the financial markets effecting private company valuations, and financing prospects.

  To date, we have not generated any product revenue from our drug discovery programs and we do not expect to generate product revenue for at least several years. As of September 30, 2001, we had an accumulated deficit of $320 million. We expect that losses will fluctuate from quarter to quarter, that such fluctuations may be substantial, and that results from prior quarters may not be indicative of future operating results. Included in our accumulated deficit at September 30, 2001 was approximately $147 million of acquired in- process research and development from the acquisitions of Khepri Pharmaceuticals, Inc. in 1995 and Sequana Therapeutics, Inc. ("Sequana") in January 1998. We expect our sources of revenue, if any, for the next several years to consist of payments under corporate partnerships. The process of developing our products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approval. These activities, together with our general and administrative expenses are expected to result in significant operating losses for the foreseeable future. We will not receive product revenues or royalties from our collaborative partners before completing clinical trials and successfully commercializing these products.

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

  Results of Operations

  Collaboration and Licensing Revenues

  Our collaboration and licensing revenues were $0.8 million and $4.7 million for the three and nine months ended September 30, 2001, respectively, compared to $2.6 million and $5.5 million for the comparable period in 2000. The revenues recorded in 2001 were primarily from research support and milestone payments from the two collaboration programs with Merck and Aventis. Revenues in 2000 included research support from the existing agreements with Merck and Aventis as well as a program funded by Pfizer (formerly Parke-Davis), which ended in 2000.

  Research and Development

  Our research and development expenses were $7.3 million and $24.4 million for the three and nine months ended September 30, 2001, respectively, compared to $6.9 million and $22.8 million for the comparable period in 2000. The overall increase for the first nine months of 2001 was primarily due to clinical development expenses incurred in connection with clinical studies for APC 2059. Included in research and development expense is non-cash compensation income of $519,000 for the nine months ended September 30, 2001, relating to the changes in fair value of Axys' Key Employee Stock Option Plan.

  General and Administrative

  Our general and administrative expenses were $2.7 million and $9.3 million for the three and nine months ended September 30, 2001, respectively, compared to $2.9 million and $8.6 million for the comparable period in 2000. The increase was primarily due to $1.9 million in costs associated with the proposed merger with Applera during the first nine months and upgrading information systems and network infrastructure in the first quarter of 2001. Included in general and administrative expenses is non-cash compensation income of $1.6 million for the nine months ended September 30, 2001, relating to the changes in fair value of its Key Employee Stock Option Plan. Axys recorded a credit as a result of the decline in fair value of the Company's liability under the Key Employee Stock Option Plan. Under this plan, certain employees of Axys have been granted contractual options to purchase shares of its investment of Discovery Partners.

  Interest Income and Interest Expense

  Interest income was $272,000 and $1,185,000 for the three and nine months ended September 30, 2001, respectively, compared to $451,000 and $1,179,000 for the comparable period in 2000. Interest expense was $1.1 million and $3.7 million for the three and nine months ended September 30, 2001, respectively, compared to $356,000 and $642,000 for the comparable period in 2000. The increase is primarily due to the interest expense on the subordinated notes payable. Interest expense on these notes consists of the 8% face value interest rate and the amortization of debt issuance costs.

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

  Permanent Impairment Loss on Investment

  In September 2001, we recorded a $10.8 million charge relating to our investment in the common stock of DNA Sciences, Inc. as a result of other than temporary declines in value of this investment. Our investment in DNA Sciences, Inc. has been impaired as a result of both the deterioration in DNA Sciences' business prospects and of the financial markets effecting private company valuations, and financing prospects.

  Other Income/Expense

  Other income and expense consists of the change in fair value of the warrants received as part of our investment in DPI in conformity with current derivative accounting rules, adopted in January 2001.

  Liquidity and Capital Resources

  We have financed our operations since inception primarily through private and public offerings of capital stock, through corporate collaborative research and from a secured convertible note. As of September 30, 2001, we have accumulated, approximately $229 million in net proceeds from offerings of our capital stock. In addition, we have accumulated approximately $185 million from our collaborative research agreements.

  Our principal sources of liquidity are our cash and investments, which totaled $6.8 million on September 30, 2001. Not included in this amount is a total of $4 million in restricted cash, which is held as collateral to the construction loan for Axys 468 Littlefield, LLC.

  In 2000, we sold our Axys Advanced Technologies subsidiary to DPI for approximately 7.4 million shares of DPI common stock. Later in 2000, we sold our interest in PPGx to DNA Sciences, Inc. for approximately 1.5 million shares of Series D Preferred Stock.

  We used cash and cash equivalents of $31.3 million in the operations of our company during the first nine months of 2001 compared to $31.1 million in the same period in 2000.

  We purchased approximately $12.2 million of property and equipment during the first nine months of 2001, primarily related to the construction, new equipment and furniture needed for the new medicinal chemistry building. We expect to acquire or lease additional equipment in connection with future research and development activities.

  During October 2001 we entered into an agreement with a subsidiary of Applera to provide the Company, through a secured promissory note, with up to $13,000,000 to fund on-going operations. The note bears interest at the rate of prime plus one percent, per annum. The repayment of the principal of this note is conditional upon the closing of the merger with Applera. In the event this merger is not completed, the principal becomes due on the earlier of 120 days or the date on which a change of control involving a third party occurs. The note is secured by certain Company assets pledged as collateral for advanced funds.

  The drug development process is expensive and will require that we raise money in the future until our company begins to generate substantial product or royalty revenues, if ever. However, under the existing merger agreement with Applera Corporation, we are required to obtain consent prior to raising additional capital or liquidating any of our equity investments at this time. Accordingly, were the merger not be completed, it would be necessary for us to begin an aggressive cash conservation program and immediately engage in fund raising activities.

  In our current condition as a stand-alone company, we believe that existing cash, short-term investments, revenues from existing collaborations, potential proceeds from the liquidation of our equity investments in DPI and/or DNAS, and potential additional licensing revenues will enable us to continue current and planned operations through the first quarter of 2002. We will continue to actively evaluate a variety of financing alternatives, in the event the merger is not completed. There can be no assurances that we can liquidate our investments in a timely manner, or that the proceeds from these investments will be adequate to meet our requirements to fund operations. Finally, the senior secured convertible notes are collateralized by approximately 6.7 million shares of the DPI stock we own; accordingly, at such time that the DPI shares are liquidated, a substantial portion of the proceeds may be used to retire the debt. Without the ability to liquidate our equity investments in DPI and/or DNAS or obtain additional licensing revenues, we would have to pursue cost cutting measures in order to continue operations through June 2002.

  If we remain as a stand-alone company, we expect that we will need to continue to raise money for a number of years until we achieve, if we ever achieve, substantial product or royalty revenues. We expect to seek additional funding through new collaborations, the extension of existing collaborations, through sale of our interests in DPI and DNAS, or through public or private equity or debt financing. We cannot be certain that additional funding will be available or that the terms will be acceptable. Existing stockholders will experience dilution of their investment if we raise additional funds by issuing equity. If adequate funds are not available, we may delay, reduce or eliminate any of our research or development programs. Furthermore, we may obtain funds through arrangements with collaborative partners or others that require us to give up rights to technologies or products that we would otherwise seek to develop or commercialize ourselves.

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

  As a matter of policy, Axys has not entered into derivative transactions for trading or speculative purposes. Axys' derivative instruments consist of a warrant from Discovery Partners and the Key Employee Stock Option Plan, both of which derived from its transaction with Discovery Partners. Fluctuations in market conditions will result in gains or losses on these instruments as the fair value of the underlying stock of Discovery Partners changes. A 20% adverse change in the value of the underlying stock of Discovery Partners would result in a decrease in the fair values of the warrant and Key Employee Stock Option Plan of approximately $132,000 and $390,000, respectively.

  PART II. -- OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  None

  ITEM 2. CHANGES IN SECURITIES

  None

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

  ITEM 5. OTHER INFORMATION

  None

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS
Exhibit Number	Description
10.159	Amended and Restated Secured Promissory Note and Agreement, between Axys Pharmaceuticals and PE Corporation, dated October 24, 2001.

    REPORTS ON FORM 8-K

    None

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXYS PHARMACEUTICALS, INC.

(Registrant)

  Dated: November 13, 2001

By:	/s/ PAUL J. HASTINGS

Paul J. Hastings
President and Chief Executive Officer, Director (Principal Executive Officer)

  Dated: November 13, 2001

By:	/s/ DAVID E. RIGGS

David E. Riggs
Senior Vice President, Chief Financial Officer (Chief Accounting Officer and Principal Financial Officer)

  INDEX TO EXHIBITS

Exhibit Number	Description
10.159	Amended and Restated Secured Promissory Note and Agreement, between Axys Pharmaceuticals and PE Corporation, dated October 24, 2001.